Form 10QSB
period 1996-03-31
ARGO BANCORP INC /DE/
filed 1996-05-10
CIK 883502

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                         COMMISSION FILE NUMBER 0-19829


                              ARGO BANCORP, INC.
                             -------------------
        (Exact name of small business issuer as specified in its charter)



              Delaware                                36-3620612
    (State or other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                   Identification No.)



                7600 W. 63rd Street, Summit, Illinois 60501-1830
                    (Address of principal executive offices)

                                 (708) 496-6010
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

The registrant had 308,519 shares outstanding as of April 30, 1996.

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                               ---       ---


================================================================================

                       ARGO BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-QSB
                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION                                       PAGE NO.
- - ------------------------------                                       --------

Item 1      Financial Statements

            Consolidated Statements of Financial Condition
            as of March 31, 1996, (unaudited) and
            December 31, 1995 ..............................               3

            Consolidated Statements of Income for the Three
            Months ended March 31, 1996, and 1995
            (unaudited).....................................               4

            Consolidated Statements of Stockholders' Equity
            for the Three Months Ended March 31, 1996,
            and 1995 (unaudited) ...........................               5

            Consolidated Statements of Cash Flows for the
            Three Months ended March 31, 1996
            and 1995 (unaudited) ...........................               6

            Notes to Consolidated Financial Statements .....               7

Item 2      Management Discussion and Analysis of Financial
            Condition and Results of Operations ............               11

PART II - OTHER INFORMATION
- - ---------------------------

Item 1      Legal Proceedings ..............................               19

Item 2      Changes in Securities ..........................               19

Item 3      Default Upon Senior Securities .................               19

Item 4      Submission of Matters to a Vote
              of Security Holders ..........................               19

Item 5      Other Information ..............................               20

Item 6      Exhibits and Reports on Form 8-K ...............               20

            Signature Page .................................               21



                               ARGO BANCORP, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    (Dollars in Thousands)
ASSETS:                                                            3/31/96       12/31/95
                                                                   -------       --------
                                                                  (Unaudited)

Cash..................................................             $ 8,668          7,224
Interest-earning  deposits............................               2,781          3,837
FHLB of Chicago Stock.................................               2,679          2,669
Securities Available for Sale.........................               6,874          7,573
Loans receivable, net.................................             136,982        143,141
Loans held for sale (market value of $8,647 in 1996)..               8,647            ---
Accrued interest receivable...........................               1,727          1,709
Foreclosed real estate................................               1,536          1,473
Premises and equipment, net...........................               6,824          6,684
Goodwill..............................................                 480            507
Purchased mortgage servicing rights...................               4,138          4,033
Prepaid expenses and other assets.....................               6,175          7,618
                                                                  --------        -------

                                                                  $187,511        186,468
                                                                  ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Deposits............................................            $123,295        122,758
  Borrowed money......................................              39,544         38,181
  Interest-bearing custodial escrow balances
    for loans serviced................................               2,996          2,623
  Custodial escrow balances for loans serviced........               5,738          7,073
  Advance payments by borrowers for taxes and
    insurance.........................................                 164            167
  Other liabilities...................................               4,080          4,336
                                                                  --------        -------
    Total liabilities.................................            $175,817        175,138
                                                                  --------        -------

Stockholders' Equity:
  Preferred stock, $0.01 par value;
    Authorized 500,000 shares; none issued or
     outstanding......................................                 ---            ---
  Common Stock:
    Class A, $0.01 par value;  Authorized
      3,020,000 shares; issued and outstanding
      308,519  shares.................................                   3              3
    Class B, $0.01 par value;  Authorized
      340,000 shares; none issued or outstanding......                 ---            ---
    Class C, $0.01 par value;  Authorized
      340,000 shares; none issued or outstanding......                 ---            ---
    Class D, $0.01 par value;  Authorized
      800,000 shares; none issued or outstanding......                 ---            ---
  Additional paid-in capital..........................               2,748          2,739
  Retained earnings - substantially restricted........               9,186          8,773
  Net unrealized gain on securities available for sale,
    net of tax........................................                  54             42
  Common stock acquired by:
    Employee Stock Ownership Plan.....................               (162)          (177)
    Management Recognition Plan.......................               (135)           (50)
                                                                  --------        -------
      Total stockholders' equity......................              11,694         11,330
                                                                  --------        -------

Commitments and contingencies (Note E)
                                                                  $187,511        186,468
                                                                  ========        =======

See Notes to accompanying unaudited consolidated financial statements




                            ARGO BANCORP, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME

                                                          (Dollars in thousands, except per share data)

                                                              For the Three Months Ended March 31,
                                                                   1996                1995
                                                                   ----                ----
                                                                          (Unaudited)
Interest income:
  Loans receivable..............................              $  3,376                2,865
  Mortgage-backed securities....................                    96                  105
  Interest-earning deposits.....................                   159                  123
                                                              --------             --------
    Total interest income.......................                 3,631                3,093
                                                              --------             --------
Interest expense:
  Deposits......................................                1,517                 1,194
  Custodial escrow balances for
    loans serviced..............................                   33                    94
  Borrowed money................................                  604                   588
                                                              -------              --------
    Total interest expense......................                2,154                 1,876
                                                              -------              --------
    Net interest income before provision
      for loan losses...........................                1,477                 1,217
Provision for loan losses.......................                   25                    10
                                                              -------              --------
Net interest income after provision
  for loan losses...............................                1,452                 1,207
                                                              -------              --------

Non-interest income:
  Purchased mortgage servicing income, net......                  112                    82
Mortgage banking................................                   13                    20
  Gain on sale of mortgage servicing rights,
    loans receivable, securities available
    for sale and mortgage-backed securities.....                  405                   245
  Fees for other customer services..............                   85                    87
  Data processing...............................                2,729                   ---
  Other.........................................                   80                    43
                                                              -------              --------
    Total non-interest income...................                3,424                   477
                                                              -------              --------

Non-interest expense:
  Compensation and benefits.....................                2,116                   619
  Occupancy and equipment.......................                1,071                   231
  Federal deposit insurance premiums............                   73                    64
  Data processing cost of services..............                  326                   ---
  Other general and administrative fees.........                  573                   449
  Amortization of goodwill......................                   27                    25
                                                             --------              --------
    Total non-interest expense..................                4,186                 1,388
                                                             --------              --------
Earnings before provision for income tax
    expense and cumulative effect of
    accounting change...........................                  690                   296
Income tax expense..............................                  225                    93
                                                             --------              --------

       Net earnings.............................                  465                   203
                                                             ========              ========

Primary earnings per share......................             $   1.30              $    .59
                                                             ========              ========

Fully diluted earnings per share................             $   1.27              $    .59
                                                             =========             ========

See notes to accompanying unaudited consolidated financial statements




                                         ARGO BANCORP, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              (Dollars in thousands)
                                                   (Unaudited)

                                                                                      Net
                                                                               Unrealized
                                                                              Gain (loss)       Common
                                         Common    Additional               on Securities        Stock        Stock           Total
                                          Stock       paid-in   Retained        Available     acquired     acquired   Stockholders'
                                        Class A       Capital   earnings         for Sale      by ESOP       by MRP          Equity
                                        --------------------------------------------------------------------------------------------
Three months ended March 31, 1995
- - ---------------------------------
Balance at December 31, 1994........      $   3         2,664      7,240            (224)        (237)         (21)           9,425

Net income .........................        ---           ---        203              ---          ---          ---             203

Change in unrealized loss on
  securities available for
  sale, net.........................        ---           ---        ---              138          ---          ---             138

Principal payments on ESOP loan.....        ---           ---        ---              ---           15          ---              15

Amortization of purchase price
  of  MRP stock.....................        ---           ---        ---              ---          ---           12              12

Proceeds from exercise of
  stock  options....................        ---             6        ---              ---          ---          ---               6

Fair value adjustment for committed
  ESOP shares.......................        ---             6        ---              ---          ---          ---               6

Cash dividends......................        ---           ---       (51)              ---          ---          ---            (51)
                                         ------        ------    ------            ------       ------       ------         ------

Balance at March 31, 1995...........     $    3         2,676      7,392             (86)        (222)          (9)           9,754
                                         ======        ======     ======            ====        =====         ====           ======

Three months ended March 31, 1996
- - ---------------------------------

Balance at December 31, 1995........     $    3         2,739     8,773                42        (177)         (50)          11,330

Net income..........................        ---          ---        465               ---          ---          ---             465

Change in unrealized  gain  on
  securities available for
  sale, net.........................        ---          ---        ---                12          ---          ---              12

Principal payments on ESOP
  loan..............................        ---          ---        ---               ---           15          ---              15

Purchase of MRP stock...............        ---          ---        ---               ---          ---         (85)            (85)

Amortization of purchase price
  of MRP stock......................        ---          ---        ---               ---          ---          ---             ---

Proceeds from exercise of stock
  options...........................        ---          ---        ---               ---          ---          ---             ---

Fair value adjustment for
  committed ESOP shares.............        ---            9        ---               ---          ---          ---               9

Cash dividends......................        ---          ---       (52)               ---          ---          ---            (52)
                                          -----        -----     ------             -----       ------       ------         ------

Balance at March 31, 1996...........     $    3        2,748      9,186                54        (162)        (135)          11,694
                                         ======       ======     ======             =====      ======       =======         =======

- - ------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.



                           ARGO BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  (Dollars in Thousands)
                                                                                 Three Months Ended March 31,
                                                                                    1995          1994
                                                                                    ----          ----
                                                                                        (Unaudited)
Cash flows from operating activities:
  Net income.........................................................           $     465     $    203
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation...................................................                 411          121
      Accretion of discounts and deferred loan fees..................                (232)         (50)
      Provision for loan losses......................................                  25           10
      Provision for losses on foreclosed real estate.................                  25          ---
  (Gain) loss on sale of:
        Securities available for sale................................                 ---          (15)
        Loans receivable.............................................                (405)        (232)
        Foreclosed real estate.......................................                   7            2
      Loans originated and purchased for sale........................             (18,598)     (18,358)
      Proceeds from sale of loans receivable.........................              19,241       13,619
      Amortization of goodwill.......................................                  27           25
      Amortization of purchase price of MRP and ESOP stock...........                  15           27
     Recognition of fair value of ESOP shares scheduled to be
       released......................................................                   9            6
      (Increase) decrease in accrued interest receivable, prepaid
        expenses, and other assets...................................               1,418          575
      Increase (decrease) in accrued interest payable and other
        liabilities..................................................                (756)         (21)
                                                                                ----------    ---------
Net cash provided by (used in) operating activities..................               1,652       (4,088)
                                                                                ----------    ---------
Cash flows from investing activities:
  Loans originated and purchased for portfolio.......................             (14,670)     (24,397)
  Principal repayments on:
    Loans receivable.................................................              11,940        5,601
    Mortgage-backed securities.......................................                 113          227
    Proceeds from maturities of securities available for sale........                 600          ---
Proceeds from sale of:
    Foreclosed real estate...........................................                 121           15
    Securities held for sale.........................................                 ---          134
  Purchase of:
    Stock in Federal Home loan Bank of Chicago.......................                 (10)         ---
    Loan servicing rights............................................                (105)        (132)
    Securities available for sale....................................                 ---         (121)
    Premises and equipment...........................................                (551)         (63)
    Contribution to MRP..............................................                 (85)          ---
                                                                                  --------    ---------
          Net cash provided by (used in) investing activities........              (2,647)     (18,736)
Cash flows from financing activities:                                            --------      -------
  Net increase (decrease) in deposits................................                 537       11,774
  Proceeds from borrowed funds.......................................              33,600       49,252
  Repayment of borrowed funds........................................             (31,737)     (38,698)
  Proceeds from exercise of stock options............................                 ---            6
  Dividends paid.....................................................                 (52)         (51)
  Net increase (decrease) in advance payments by borrowers
   for taxes and insurance...........................................                  (3)          (6)
  Net increase (decrease) in custodial escrow balances for loans
   serviced..........................................................                (962)      (4,369)
                                                                                ---------     --------
      Net cash provided by financing activities......................               1,383       17,908
                                                                                ----------    ---------
      Net increase (decrease) in cash and cash equivalents...........                 388       (4,916)
  Cash and cash equivalents at beginning of year.....................              11,061        9,286
                                                                                ----------    ---------
  Cash and cash equivalents at end of year...........................           $  11,499        4,370
                                                                                ==========    =========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest expense.................................................           $      21     $  1,877
  Non-cash investing activity - transfer of loans to
   foreclosed real estate............................................           $     216          443
                                                                                ==========    =========


See accompanying notes to unaudited financial statements.

                     ARGO BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals, considered necessary for fair presentation have been included. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

The unaudited consolidated financial statements include the accounts of Argo Bancorp, Inc. ("Argo Bancorp," the "Corporation" or "Holding Company") and its wholly owned subsidiaries, On-Line Financial Services, Inc. ("On-Line"), Argo Federal Savings Bank, FSB ("Argo Savings" or "Savings Bank") and Argo Savings' wholly owned subsidiaries, Argo Mortgage Corporation, and Dolton-Riverdale Savings Service Corporation. The statements also include Argo Bancorp's majority owned limited liability corporation, Argo / Empire Mortgage LLC. Significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE B - STOCK BENEFIT PLANS

The Savings Bank adopted the Argo Federal Savings 401(k) Plan ("Plan") effective October 1, 1988, for the exclusive benefit of eligible employees of the Savings Bank. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least 1,000 hours of service within a twelve (12) consecutive month period and are age twenty-one (21) or older. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 12.0% are made at the Savings Bank's discretion each Plan year. The Savings Bank made contributions of $15,000 and $12,000, to the Plan for the three months ended March 31, 1996, and 1995. The Plan also provides benefits in the event of death, disability, or other termination of employment.

On-Line has a 401(k) Plan covering all employees who have completed one or more years of service. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 3.0% of gross income are made at On-Line's discretion each year. On-Line made contributions of $18,400 to the Plan in 1996.

In conformity with Internal Revenue Service (IRS) rules governing separate lines of business, the 401(k) Plan for On-Line will continue to be operated separately from the 401(k) Plan for the Savings Bank.

In connection with the Merger Conversion, Argo Savings formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP borrowed funds from an unrelated third party lender in the amount of $60,180 in order to purchase 7.0% of the Common Stock to be issued in the Merger Conversion (5,233 shares at $11.50 per share). The ESOP has subsequently borrowed additional funds from the same third party lender in the amount of $245,000 in order to purchase additional shares. The ESOP has purchased an additional 13,020 shares at an average price of $18.79 per share. Argo Savings will make scheduled discretionary cash contributions to the ESOP sufficient to service the amounts borrowed. The unpaid balance of the ESOP has been included in borrowed funds on the unaudited consolidated statement of condition and stockholders' equity has been reduced by a similar amount.
Contributions of $19,000 and $20,000 were made to the ESOP to fund principal and interest for the three-months ended March 31, 1996, and 1995, respectively.

On January 1, 1994, Argo Bancorp adopted the provisions of Statement of Position 93-6, ("SOP 93-6"). "Employer's Accounting for Employee Stock Ownership Plans," issued by the American Institute of Certified Public Accountants. SOP 93-6 requires Argo Bancorp to consider outstanding only those shares of the ESOP that are committed to be released when calculating both primary and fully diluted earnings per share. SOP 93-6 also requires the Savings Bank to record the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP as a charge to additional paid-in-capital with the corresponding increase or decrease to compensation expense. The adoption of SOP 93-6 had the effect of increasing additional paid in capital by $9,000 for the three months ended March 31, 1996.

On-Line does not offer an ESOP for On-Line employees. On-Line employees are not eligible for participation under the Savings Bank's ESOP.

The Board of Directors of Argo Savings formed a Management Recognition Plan and Trust ("MRP") effective October 31, 1991, which purchased 6.8% or 15,400 shares, of the Corporation's authorized but unissued common stock in December 1991. In addition, Argo Savings contributed $34,385 to allow the MRP to purchase 2,990 shares in the merger conversion or on the open market. All initial MRP shares have been awarded to employees in key management positions with the Savings Bank and are fully vested.

On April 26, 1995, an amendment to the MRP was approved, which increased the amount of shares available to be awarded under the MRP to 24,498. As of March 31, 1996, an additional 1,907 shares have been purchased under the MRP and none have been awarded. The awards are earned by employees over a three-year period. Once awarded the aggregate purchase price of the shares will be amortized to expense as a portion of annual compensation as the employees become vested in their stock awards and the amortized cost is reflected as a reduction of stockholders' equity. Amortization expense amounted to $15,000 and $13,000 for the three-months ended March 31, 1996, and 1995, respectively.

Argo Bancorp's Board of Directors adopted the 1991 Stock Option and Incentive Plan (the 1991 Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 107,450 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of incentive stock options to be granted to full-time employees of Argo Bancorp and its subsidiaries from time to time. All 107,450 options were awarded by Argo Bancorp under the 1991 Stock Option Plan. The exercise price for the options awarded was equal to the fair market value of the common stock at the date of grant. To date there have been 6,869 options exercised and no options exercised during the three months ended March 31, 1996. At March 31, 1996, options to purchase 100,581 shares were outstanding.

Argo Bancorp's Board of Directors adopted the Non-Qualified Stock Option Plan for Non-Employee Directors (Non-Qualified Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 107,450 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of non-incentive stock options to be granted to non-employee directors of the Corporation and its subsidiaries from time to time. At March 31, 1996, 47,100 options for shares have been awarded by Argo Bancorp under the Non-Qualified Stock Option Plan. To date, options to acquire 1,500 shares have been exercised of which none were exercised during the three months ended March 31, 1996. The exercise price for the options awarded was equal to the fair market value of the common stock at the date of grant. At March 31, 1996, options to purchase 45,600 shares were outstanding under the Non-Qualified Stock Option Plan.

On-Line does not offer a stock option plan for On-Line employees. On-Line employees are not eligible for participation under Argo Bancorp's Stock Option Plan.

NOTE C - REGULATORY CAPITAL

Pursuant to the Office of Thrift Supervision ("OTS") regulations, savings institutions must meet three separate minimum capital-to-assets requirements:
(1) a risk-based capital requirement of 8.0% of risk-weighted assets, (2) a leverage ratio of 3.0% core capital to total adjusted assets, and (3) a tangible capital requirement of 1.5% tangible core capital to total assets. Although the minimum capital requirement is 3.0%, the OTS Regulations provide that an institution with less than 4.0% core capital is deemed to be "under-capitalized." The following table summarizes, as of March 31, 1996, Argo Savings' capital requirements under OTS regulations and its actual capital ratios at that date:


               REQUIRED       ACTUAL     REQUIRED      ACTUAL      EXCESS
                CAPITAL      CAPITAL      CAPITAL     CAPITAL     CAPITAL
             PERCENTAGE   PERCENTAGE      BALANCE     BALANCE     BALANCE
             ----------   ----------      -------     -------     -------
                                    (Dollars in Thousands)

Risk-based          8.0%       12.01%     $ 7,672     $11,517     $ 3,845
Core                3.0         6.09        5,375      10,905       5,530
Tangible            1.5         6.09        2,688      10,905       8,217


NOTE D - EARNINGS PER SHARE

Primary earnings per share is based on a weighted average number of shares of outstanding of 358,872 and 343,456 for the three months ended March 31, 1996, and 1995, respectively. Fully diluted earnings per share for the three months ended March 31, 1996, and 1995, is based upon 367,116 and 344,739, respectively.

NOTE E - COMMITMENTS AND CONTINGENCIES

At March 31, 1996, Argo Savings had loan commitments totaling $907,000, and $3.9 million in unused lines of credit. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to Argo Savings' normal credit policies. Argo Savings also had community reinvestment act ("CRA") investment commitments outstanding of $1.8 million.

                               ARGO BANCORP, INC.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Argo Bancorp was incorporated in August 1987, for the sole purpose of acquiring Argo Savings. Argo Bancorp was originally capitalized through the sale of 300 shares (which split in December of 1991 at 700/1) of common stock to three investors for total proceeds of $60,000. Argo Bancorp acquired Argo Savings on November 17, 1987 for a capital infusion of $1.1 million. On May 26, 1992, the Corporation completed a merger conversion whereby Dolton-Riverdale Savings converted from a state chartered mutual association to a federally chartered stock association and simultaneously merged with and into Argo Savings with Argo Savings as the surviving entity. The transaction was accounted for under the pooling of interests method. There was no goodwill or other intangible assets recorded as a result of the transaction. As part of the merger conversion with Dolton-Riverdale Savings, the Corporation sold an additional 74,750 shares of common stock at an issuance price of $11.50. Net proceeds from the merger conversion were $326,000 after the deduction of the conversion expenses. The Corporation retained 50.0% of the net proceeds from the merger conversion and injected the remaining 50.0% into Argo Savings. All proceeds were used for general business uses.

Argo Bancorp is a unitary savings and loan company and is registered as such with the OTS. The Corporation is an active holding company with assets consisting of Argo Savings stock, On-Line stock, marketable securities, interest-earning deposits and a majority interest in Argo/Empire Mortgage LLC, a limited liability corporation which engages in the purchase and disposition of loans. Argo Bancorp is a Federal Housing Authority ("FHA") approved originator and servicer, a licensed Illinois mortgage banker and an approved Federal National Mortgage Association ("FNMA") servicer.

The principal business of Argo Savings consists of attracting deposits from the general public and investing those deposits, together with custodial escrow accounts associated with purchased mortgage servicing rights and funds generated internally, primarily in one-to-four family mortgage loans. Argo Savings is a member of the Federal Home Loan Bank ("FHLB") System, and its deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC").

Argo Savings operates one (1) wholly-owned service corporation subsidiary. Dolton-Riverdale Savings Service Corporation is a wholly owned subsidiary which offers life insurance annuities to the customer base of Argo Savings. Argo Savings also operates one (1) wholly-owned operating subsidiary. Argo Mortgage Corporation engages in mortgage brokerage activities that focus on origination and sale of mortgage loans into the secondary market.

Argo Savings' results of operations are dependent primarily on net interest income, representing the difference between the interest income earned on its loans, mortgage-backed securities, investment securities and interest-earning deposits and its cost of funds, consisting of the interest paid on its deposits, escrows and borrowings. Argo Savings' operating results are also affected by the fees generated by its investment in purchased mortgage servicing rights and, to a lesser extent, the profit recognized on the sale of mortgage loans, customer service charges and other income. Argo Savings' operating expenses consist of employee compensation, occupancy expenses, federal insurance premiums, amortization of goodwill, and other general and administrative expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

On October 31, 1995, Argo Bancorp acquired On-Line, an Oak Brook, Illinois based computer services bureau, serving bank and thrift clients throughout the Midwest. The purchase transaction was consummated through the use of a wholly-owned subsidiary, OLF Acquisition Corporation, which acquired shares of three separate state chartered savings and loan services corporations which owned, in the aggregate, 98.9% of the outstanding shares of On-Line. Sale of the remaining 1.1% of On-Line shares was made by a single institutional stockholder which held shares in On-Line directly. The intervening acquisition subsidiary and state chartered savings and loan service corporation shells will be liquidated and merged by Argo Bancorp during 1996.

Financial terms of the transaction included a cash sweep to shareholders of On-Line funds on hand on the closing date, less amounts necessary to establish certain agreed-upon escrow balances, a two (2) year asset note of approximately $1,026,000, representing the closing date net book value of On-Line; a twenty-six (26) month escrow note in the amount of $460,000, representing funds held for future performance under a third party computer lease; and a structured schedule of contingent payments based on future revenues of On-Line over the next seven (7) years. The total transaction value, including asset notes and contingent payments, will not exceed $10.0 million.

On-Line is a third party provider of on-line, real-time, electronic data processing services to financial institutions located throughout the Midwest. On-Line currently provides data processing services to thrifts, community banks, savings banks, and mortgage brokers representing over 1.5 million customer accounts in six Midwestern states. On-Line has historically marketed its services to institutions with assets of less than $1.0 billion, where the company's orientation toward superior customer service and specialized products allows it to effectively compete. The acquisition by Argo Bancorp will promote the development and sale of technological advances in the systems, programs, and services offered by On-Line, which includes resale of software produced by Information Technology Incorporated, integrated check and document imaging systems, and computer output laser disc storage technology. These services are in addition to new offerings by On-Line in the planning and deployment of wide area and local area network systems, the sale of all related hardware and services, expanded technical and communications support, consultation and training, and the maintenance of in-house systems. On-Line's business plans included aggressive marketing to small to mid-size commercial and community banks, as well as other corporate users of advanced technology, as it moves to expand beyond its traditional thrift institution client base.

LIQUIDITY AND CAPITAL RESOURCES

Argo Savings' primary sources of funds are deposits, proceeds from principal and interest payments on the loan and mortgage-backed securities portfolio, custodial deposit accounts related to loans serviced for others, and the sale of newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $11.5 million at March 31, 1996.

The primary investment activity of Argo Savings is the origination and purchase of mortgage loans. During the three-months ended March 31, 1996, and 1995, Argo Savings originated and purchased mortgage loans in the principal amounts of $33.3 million and $42.8 million, respectively. During the three-months ended March 31, 1996, and 1995, these investing activities were primarily funded by principal repayments on loans and mortgage-backed securities of $12.1 million and $5.8 million, respectively, and the proceeds from the sale of loans and securities available for sale of $19.2 million and $13.8 million, respectively. During the three-months ended March 31, 1996, additional funding was provided by the increase in deposits of $537,000 and the increase in borrowings of $1.9 million. During the three months ended March 31, 1995, additional funding was provided by the increase in deposits of $11.8 million and the increase in borrowings of $10.6 million.

Argo Savings is required to maintain minimum levels of liquid assets as defined by OTS regulation. At March 31, 1996, Argo Savings liquid assets represented 5.9% of its liquidity base as compared to the required level of 5.0%. The level of liquidity maintained is believed by management to be adequate to meet the requirements of normal operations, potential deposit outflows, and the current loan demand.

Liquidity management for Argo Savings is both a daily and long-term function of the Argo Savings' senior management. Argo Savings' management meets on a daily basis and monitors interest rates, current and projected commitments to purchase loans and the likelihood of funding such commitments, and projected cash flows. Excess funds are generally invested in short-term investments such as federal funds. Cash flow projections are updated regularly to assure necessary liquidity.

At March 31, 1996, Argo Savings' capital exceeded all of the capital requirements of the OTS on a current and fully phased-in basis. The Savings Bank's tangible, core and risk-based capital ratios were 6.09%, 6.09%, and 12.01%, respectively.

The Office of Thrift Supervision has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50.0% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2.0% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The rule provides for a two (2) quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300.0 million in assets and a total capital ratio in excess of 12.0% is exempt from this requirement unless the OTS determines otherwise.

CHANGES IN FINANCIAL CONDITION

Total assets increased $1.0 million to $187.5 million at March 31, 1996, from $186.5 million at December 31, 1995. The increase in total assets is due primarily to the increase of $2.5 million in loans offset by the $1.5 million decrease in other assets. This increase was funded through an increase in deposits and short-term borrowings of $537,000 and $1.9 million, respectively, partially offset by a $962,000 decrease in custodial escrow balances.

Cash and interest-earning deposits increased $392,000 to $11.5 million at March 31, 1996, primarily due to liquidity management.

Net loans receivable and loans held for sale increased $2.5 million to $145.6 million at March 31, 1996, primarily due to the origination and purchase of $33.3 million of loans partially offset by principal repayments of $11.9 million and the sale of $19.2 million of loans.

Deposits  increased  $537,000  to  $123.3 million at March 31, 1996, from $122.8
million  at  December  31, 1995.   The  increase  can  be attributed to interest
credited of $1.5 million for the three months ended March 31, 1996.

Borrowings increased $1.9 million to $40.0 million at March 31, 1996, from $38.2 million at December 31, 1995. The increase is primarily due to proceeds from short-term advances from the Federal Home Loan Bank. The increase in advances were used to fund loan purchases and as an additional source of liquidity.

Custodial escrow balances for loans serviced decreased $962,000 to $9.7 million at March 31, 1996. The custodial accounts pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced either for Argo Savings or on behalf of others by an independent mortgage servicing operation. The custodial accounts related to loans serviced by others are maintained at Argo Savings in interest-bearing accounts. The custodial accounts associated with loans or purchased mortgage servicing rights serviced for Argo Savings are maintained in non-interest bearing accounts. At March 31, 1996, and 1995, $3.0 million and $6.4 million, respectively, of all custodial escrow balances pertain to loans subserviced on behalf of Argo Savings for portfolio loans, servicing retained loans and purchased mortgage servicing rights. Due to the nature of custodial escrow deposits, balances fluctuate widely on a day-to-day basis. Currently, management does not anticipate a material increase or decrease of custodial escrow balances over the current balance.

Stockholders' equity increased $364,000 to $11.7 million at March 31, 1996, from $11.3 million at December 31, 1995, primarily due to net income of $465,000 partially offset by dividends paid.

INTEREST RATE RISK

Argo Savings' financial objective is to reduce the sensitivity of its earnings to interest rate fluctuations by attempting to achieve a match between the interest rate sensitivity of its assets and liabilities. The major strategies Argo Savings has implemented are (i) the origination and purchase of adjustable rate loans and mortgage-backed securities; (ii) the origination of balloon mortgages; (iii) the sale of newly originated long-term fixed rate mortgages;
(iv) the investment in purchased mortgage servicing rights which provide a source of non-interest income and also act as a hedge against the decline in the value of fixed rate mortgages in a rising interest rate environment; (v) the increase of non-interest bearing custodial accounts related to the purchased mortgage servicing rights; and (vi) the control of deposit growth and maintenance of long-term deposits. The strategies listed have been implemented by Argo Savings and are monitored on a monthly basis by management. Argo Savings does not use any artificial hedge products to reduce its exposure to interest rate risk.

As part of its asset/liability strategy, Argo Savings' objective is to maintain the cumulative one-year hedged gap within a range of plus or minus 15.0% of total assets, which helps maintain a more stable net interest spread in various interest rate environments. The gap ratio fluctuates as a result of market conditions and management's expectations of future interest rate trends.

Argo Savings had an excess of interest sensitive liabilities which mature or reprice within one year over interest sensitive assets of $26.6 million or 14.9% of total assets at March 31, 1996. As a result of the excess of interest sensitive liabilities over interest sensitive assets, Argo Savings is "Net Liability Sensitive" which would indicate that its earnings would be negatively affected by rising interest rates. In periods of falling interest rates, however, the opposite effect on net interest income is expected.

In determining the gap position, Argo Savings has assumed that passbook accounts, NOW accounts, money market accounts, and interest-bearing escrows are withdrawn based on assumptions prepared by the OTS in its latest gap analysis report. The assumptions used, although standardized, may not be indicative of the actual withdrawals experienced by Argo

Savings. Fixed maturity deposits reprice at maturity. The combined effect of these assumptions on passbook, NOW, money market accounts and interest-bearing escrows assumes 17.0% of these accounts withdrawn within three years, and 15.0% per year, thereafter. Management believes that these decay rate assumptions are reasonable.

IMPACT OF PENDING LEGISLATION

Legislative initiatives regarding the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), deposit insurance premiums, FICO bond interest payments, the merger of SAIF and Bank Insurance Fund ("BIF"), financial industry regulatory structure, bad debt recapture and revision of thrift and bank charters are still pending before Congress. Management cannot predict the ultimate impact any final legislation or regulatory actions may have on the operations of the Company. Without passage of legislation addressing the FDIC insurance premium disparity, the Savings Bank, like other thrifts, will continue to pay deposit insurance premiums significantly higher than banks. As long as such premium differential continues, it may have adverse consequences on the Company's earnings and the Company may be placed at a substantial competitive disadvantage to commercial banking organizations insured by the BIF.

ACCOUNTING DEVELOPMENTS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 prescribes the accounting for the impairment of long-lived assets and goodwill related to those assets. The new rules specify when assets should be reviewed for impairment, how to determine whether an asset is impaired, how to measure an impairment loss, and what financial statement disclosures are necessary. Also prescribed is the accounting for long-lived assets and identifiable intangibles that a company plans to dispose of, other than those that are a part of a discontinued operation. Any impairment of a long-lived asset resulting from management's review is to be recognized as a component of non-interest expense. The Company adopted SFAS No. 121 on January 1, 1996, and it has not had a material effect on the Corporation's financial statements.

In May 1995, FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122, an amendment of SFAS No. 65, requires the recognition of rights to service loans for others as separate assets, however those servicing rights are acquired. SFAS No. 122 also requires that a mortgage banking enterprise assess its capitalized servicing rights for impairment based on the fair value of those rights, using a disaggregated approach for mortgage servicing rights capitalized after adoption of the new standard. Mortgage servicing rights are amortized on an accelerated basis over the estimated period of net servicing revenue. Adjustments to reduce amortized cost to estimated fair value are included in non-interest income or non-interest expense, as appropriate. The Company adopted SFAS No. 122 on January 1, 1996, and it has not had a material effect on the Corporation's financial statement.

In  October  1995,  FASB  issued  SFAS  No.  123,  "Accounting  for  Stock-Based
Compensation," which is effective in 1996. SFAS No. 123 requires that a fair value-based method be used to value employee compensation plans that include stock-based awards. The statement permits a company to recognize compensation expense under SFAS No. 123 or continue to use the prior accounting rules which did not consider the market value of stock in certain award plans. If adoption of the statement's fair value procedures are not used in computation of compensation expense in the income statement. The Company must disclose in a footnote to the financial statements the pro forma impact of adoption. The Company will be adopting the disclosure method of the statement.

ASSET QUALITY

Argo Bancorp and Argo Savings regularly review assets to determine proper valuation. Loans are reviewed on a regular basis and an allowance for possible loan losses is established when, in the opinion of management, the net realizable value of the property collateralizing the loan is less than the outstanding principal and interest and the collectibility of the loan's principal and interest becomes doubtful.

At March 31, 1996, Argo Savings had twenty-one (21) properties, for $1,536,000 classified as foreclosed real estate, as compared to twenty-one (21) properties for $1,473,000 at December 31, 1995. The underlying properties on March 31, 1996, consisted of one (1) multi-family and twenty (20) single family residences. The foreclosed real estate has been written down to it estimated fair value at March 31, 1996. The total amount of loans ninety (90) days or more past due at March 31, 1996, was $2.1 million or 1.5% of total loans as compared to $2.0 million or 1.5% of total loans on December 31, 1995. At March 31, 1996, loans ninety (90) days or more past due totaling $2.1 million were secured by one-to-four family residences. Total non-performing assets at March 31, 1996, totaled $3.7 million or 1.96% of total assets compared to $3.5 million or 1.86% of total assets at December 31, 1995.

There were no restructured loans within the meaning of Financial Accounting Standards Board statement 15 for any of the indicated periods.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1996, AND 1995.

GENERAL

Net income for the three months ended March 31, 1996, was $465,000 or $1.30 per share compared to net income of $203,000 or $.59 per share for the three months ended March 31, 1995. The $262,000 increase in comparable three month earnings resulted primarily from increases in net interest income and the data processing income of On-Line partially offset by increases in non-interest expense.

INTEREST INCOME

Interest income for the three months ended March 31, 1996, totaled $3.6 million, as compared to $3.1 million for the comparable 1995 period. The $580,000 increase was caused by the $10.1 million increase in average interest-earning assets to $155.6 million for the quarter ended March 31, 1996, and the 77 basis point increase in the weighted average yield on interest-earning assets to 9.33% for the three months ended March 31, 1996. These increases are primarily attributable to the purchase of higher yielding seasoned loan products.

INTEREST EXPENSES

Interest expense for the three months ended March 31, 1996, totaled $2.2 million as compared to $1.9 million for the comparable 1995 period. The $277,000 increase was caused by the $15.9 million increase in average interest-bearing liabilities to $162.3 million for the three months ended March 31, 1996, and the 18 basis point increase in the weighted average cost of interest-bearing liabilities to 5.31% for the three months ended March 31, 1996.

NET INTEREST INCOME

Net interest income totaled $1.5 million for the three months ended March 31, 1996, reflecting an increase of $288,000 from the amount recorded in the comparable 1995 period. The increase in net interest income for the three months ended March 31, 1996, resulted from an increase of $10.1 million in the average interest-earning assets and a 77 basis point increase in the effective net spread to 4.03% from 3.26% for the comparable 1995 period offset by a $15.9 million increase in the average dollar amount of interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

A general loan loss provision of $25,000 was recorded during the three months ended March 31, 1996, as compared to $10,000 for the three months ended March 31, 1995. Management believes that loan loss provisions are adequate and will continue to monitor the mortgage portfolio and substandard assets for loss exposure. Loss experience in the past has been minimal.

NON-INTEREST INCOME

Non-interest income increased $3.0 million to $3.4 million for the three months ended March 31, 1996, as compared to $477,000 for the three months ended March 31, 1995. The increase was the result of $2.7 million in data processing revenue and a $160,000 increase in gain on sale of mortgage servicing rights, loans receivable, securities available for sale, and mortgage-backed securities.

NON-INTEREST EXPENSE

Non-interest expense increased $2.9 million primarily due to a $1.5 millio increase in compensation, a $941,000 increase in occupancy and a $326,000 increase in data processing cost of services. These increases were the result of the acquisition of On-Line and the addition of a fourth branch late in fiscal 1995.

INCOME TAX EXPENSE

The provision for income tax expense increased $132,000 to $225,000 or 33.0% of pre-tax earnings for the three months ended March 31, 1996, as compared to $93,000 or 38.0% of pre-tax earnings for the comparable period. The increase is due to the changes in pre-tax earnings offset by the utilization of affordable housing tax credits.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Argo Bancorp and Argo Savings are not engaged in any legal proceedings of a material nature at the present time.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Shareholders was held April 29, 1996, with the following resolutions ratified and approved in all respects:

I. Election of Directors: The election of Richard B. Duffner for a three (3) year term:

      FOR:  277,585 votes  90.0% WITHHELD:  1,088 votes  0.3% BROKER NON-VOTES:
      0 votes  0%

II.   Election of Directors:   The election of Donald G. Wittmer for a three (3
      year term:

      FOR:  277,585 votes  90.0% WITHHELD:   1,088 votes  0.3% BROKER NON-VOTES:
      0 votes  0%

In addition, the following directors continue in office:

John G. Yedinak                          Sergio Martinucci
President and Chief Executive Officer    President and Owner, Coldwell Banker
Chairman of the Board                    Stanmeyer Realtors
                                         Vice President and Director
Charles E. Shomo, IV
First Vice President, Robert R. Baird    Frances M. Pitts
& Co. Incorporated                       Executive Vice President, Secretary
Director                                 and Director

III. The ratification of the appointment of KPMG Peat Marwick, LLP as independent auditors of Argo Bancorp, Inc. for the fiscal year ending December 31, 1996:

      FOR:  278,673 votes  90.3%             AGAINST:  0 votes  0%
      ABSTAIN:  0 votes  0%                  BROKER NON-VOTES:  0 votes  0%


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

      The following exhibits are incorporated herein by reference:

      (3)   The Certificate of Incorporation and By-Laws.

            3.1  Certificate of Incorporation of Argo Bancorp, Inc.*
            3.2  By-Laws of Argo Bancorp, Inc.*
            4.0  Stock Certificate of Argo Bancorp, Inc.*
           11.0 Computation of Earnings Per Share. See Note D to Notes to Consolidated Financial Statements
           27.0  Financial Data Schedule (filed herewith)

B. Reports of Form 8-K

None.



- - -------------------------------

* Incorporated herein by reference into this document from Exhibits to Form S-1, Registration Statement, and filed on January 28, 1992, any amendments thereto, Registration No. 33-45222.

                                  SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ARGO BANCORP, INC.




Date:   May 9, 1996                      /S/ John G. Yedinak
     ---------------                     ---------------------------------------
                                         John G. Yedinak, President of the Board
                                         and Chief Executive Officer




Date:   May 9, 1996                      /S/ Carol J. Delgado
     ---------------                     ---------------------------------------
                                         Carol J. Delgado, Senior Vice President
                                         and Treasurer