Form 10QSB
period 1996-06-30
ARGO BANCORP INC /DE/
filed 1996-08-02
CIK 883502

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-QSB

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                     For the quarterly period ended June 30, 1996

                            Commission File Number 0-19829





                                   ARGO BANCORP, INC.
                                   ------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The registrant had 309,019 shares outstanding as of July 31, 1996.

Transitional Small Business Disclosure Format (check one): Yes   No   X

                         ARGO BANCORP, INC. AND SUBSIDIARIES

                                      FORM 10-QSB
                                         INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
- ------------------------------                                          --------

Item 1        Financial Statements

              Consolidated Statements of Financial Condition
              as of June 30, 1996, (unaudited) and
              December 31, 1995 .....................................         3

              Consolidated Statements of Income for the Six
              Months ended June 30, 1996, and 1995 (unaudited).......         4

              Consolidated Statements of Stockholders' Equity
              for the Six Months Ended June 30, 1996,
              and 1995 (unaudited) ..................................         5

              Consolidated Statements of Cash Flows for the
              Six Months ended June 30, 1996 and
                  1995 (unaudited) ..................................         6

              Notes to Consolidated Financial Statements ............         7

Item 2        Management Discussion and Analysis of Financial
              Condition and Results of Operations ...................        11

PART II - OTHER INFORMATION
- ---------------------------

Item 1        Legal Proceedings .....................................        19

Item 2        Changes in Securities .................................        19

Item 3        Default Upon Senior Securities ........................        20

Item 4        Submission of Matters to a Vote
               of Security Holders ..................................        20

Item 5        Other Information .....................................        20

Item 6        Exhibits and Reports on Form 8-K ......................        20

              Signature Page ........................................        21

                        ARGO BANCORP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          (Dollars in Thousands)
ASSETS:                                                                 6/30/96          12/31/95
                                                                        -------          --------
                                                                      (Unaudited)

Cash.............................................................       $ 8,996             7,224
Interest-earning  deposits.......................................         2,239             3,837
FHLB of Chicago Stock............................................         2,679             2,669
Securities Available for Sale....................................         6,480             7,573
Loans receivable, net............................................       150,189           143,141
Loans held for sale..............................................           693               ---
Accrued interest receivable......................................         1,725             1,709
Foreclosed real estate...........................................           819             1,473
Premises and equipment, net......................................         7,218             6,684
Goodwill.........................................................           390               507
Purchased mortgage servicing rights..............................         4,153             4,033
Prepaid expenses and other assets................................         7,321             7,618
                                                                        -------           -------
                                                                       $192,902           186,468
                                                                       ========           =======
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Deposits.......................................................      $131,251           122,758
  Borrowed money.................................................        39,472            38,181
  Interest-bearing custodial escrow balances
    for loans serviced...........................................           450             2,623
  Custodial escrow balances for loans serviced...................         5,637             7,073
  Advance payments by borrowers for taxes and insurance..........            72               167
  Other liabilities..............................................         3,995             4,336
                                                                        -------           -------
    Total liabilities............................................      $180,877           175,138
                                                                       --------           -------

Stockholders' Equity:
  Preferred stock, $0.01 par value;
    Authorized 500,000 shares; none issued or outstanding........           ---               ---
  Common Stock:
    Class A, $0.01 par value;  Authorized
      3,020,000 shares; issued and outstanding
      308,519  shares............................................             3                 3
    Class B, $0.01 par value;  Authorized
      340,000 shares; none issued or outstanding.................           ---               ---
    Class C, $0.01 par value;  Authorized
      340,000 shares; none issued or outstanding.................           ---               ---
    Class D, $0.01 par value;  Authorized
      800,000 shares; none issued or outstanding.................           ---               ---
  Additional paid-in capital.....................................         2,763             2,739
  Retained earnings - substantially restricted...................         9,565             8,773
  Net unrealized gain on securities available for sale,
    net of tax...................................................          (24)                42
  Common stock acquired by:
    Employee Stock Ownership Plan................................         (147)             (177)
    Management Recognition Plan..................................         (135)              (50)
                                                                         ------            ------
      Total stockholders' equity.................................        12,025            11,330
                                                                         ------            ------

Commitments and contingencies (Note E)

See Notes to accompanying unaudited consolidated financial statements



                                                    ARGO BANCORP, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED STATEMENTS OF INCOME


                                                             For the Three Months Ended     For the Six Months Ended
(Dollars in thousands, except per share data)                  6/30/96        6/30/95        6/30/96         6/30/95
====================================================================================================================
                                                                                     (Unaudited)
Interest income:
  Loans receivable ..................................         $ 3,568        $ 3,132        $ 6,944         $ 5,997
  Mortgage-backed securities ........................              90            101            186             206
  Interest-earning deposits .........................             164            137            322             260
                                                              -------        -------        -------         -------
    Total interest income ...........................           3,822          3,370          7,452           6,463
                                                              -------        -------        -------         -------
Interest expense:
  Deposits ..........................................           1,517          1,402          3,033           2,597
  Custodial escrow balances for loans
    serviced ........................................              33             50             67             143
  Borrowed money ....................................             537            666          1,141           1,254
                                                              -------        -------        -------         -------

    Total interest expense ..........................           2,087          2,118          4,241           3,994
                                                              -------        -------        -------         -------
    Net interest income before provision
      for loan losses ...............................           1,735          1,252          3,211           2,469
Provision for loan losses ...........................              30             15             55              25
                                                              -------        -------        -------         -------
Net interest income after provision
  for loan losses ...................................           1,705          1,237          3,156           2,444
                                                              -------        -------        -------         -------

Non-interest income:
  Purchased mortgage servicing income, net ..........              86             91            198             172
  Mortgage banking ..................................              19             19             32              39
  Gain on sale of mortgage servicing rights, loans
    receivable, mortgage-backed securities, and
    securities available for sale ...................             359            389            764             635
  Fees for other customer services ..................             103             92            187             179
  Data processing income.............................           2,755            ---          5,484             ---
  Other .............................................              14            171             95             214
                                                              -------        -------        -------         -------
    Total non-interest income .......................           3,336            762          6,760           1,239
                                                              -------        -------        -------         -------

Non-interest expense:
  Compensation and benefits .........................           2,078            736          4,194           1,355
  Occupancy and equipment ...........................           1,012            231          2,083             463
  Federal deposit insurance premiums ................              75            ---            148             ---
  Data processing cost of services...................             358             63            684             127
  Other general and administrative fees .............             858            459          1,430             908
  Amortization of goodwill ..........................              27             26             54              51
                                                              -------        -------        -------         -------
    Total non-interest expense ......................           4,408          1,515          8,593           2,904
                                                              -------        -------        -------         -------
Earnings before provision for
  income tax expense ................................             633            484          1,323             779
Provision for income tax expense ....................             200            166            425             258
                                                              -------        -------        -------         -------
Net earnings ........................................             433            318            898             521
                                                              -------        -------        -------         -------
Primary net earnings per share ......................            1.19            .92           2.48            1.50
                                                              -------        -------        -------         -------
Fully diluted earnings per share ....................            1.18            .91           2.44            1.49
                                                              -------        -------        -------         -------

                                        4

                                                           ARGO BANCORP, INC. AND SUBSIDIARIES

                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                  (Dollars in thousands)
                                                                        (Unaudited)

                                                                                             Net
                                                                                      Unrealized
                                                                                      Gain (loss)    Common
                                                     Common   Additional           on Securities      Stock     Stock         Total
                                                      Stock     paid-in   Retained     Available   acquired  acquired  Stockholders'
                                                    Class A     Capital   earnings      for Sale    by ESOP    by MRP        Equity
                                                    --------------------------------------------------------------------------------
Three months ended June 30, 1995
- --------------------------------

Balance at December 31, 1994.....................    $    3       2,664      7,240         (224)      (237)      (21)         9,425

Net income ......................................       ---         ---        521           ---       ---       ---            521

Change in unrealized loss on securities
  available for sale, net........................       ---         ---        ---           240       ---       ---            240

Principal payments on ESOP loan..................       ---         ---        ---           ---        30       ---             30

Amortization of purchase price of  MRP stock.....       ---         ---        ---           ---       ---        21             21

Proceeds from exercise of stock options..........       ---          20        ---           ---       ---       ---             20

Fair value adjustment for committed ESOP shares..       ---          11        ---           ---       ---       ---             11

Cash dividends...................................       ---         ---      (103)           ---       ---       ---          (103)
                                                     ------      ------     ------        ------    ------    ------         ------

Balance at June 30, 1995.........................    $    3       2,695      7,658            16     (207)       ---         10,165
                                                     ======      ======     ======        ======    ======    ======         ======

Six months ended June 30,  1996
- -------------------------------

Balance at December 31, 1995.....................    $    3       2,739      8,773            42     (177)      (50)         11,330

Net income.......................................       ---         ---        898           ---      ---       ---             898

Change in unrealized  loss  on securities
  available for sale, net........................       ---         ---        ---          (66)      ---       ---            (66)

Principal payments on ESOP loan..................       ---         ---        ---           ---       30       ---              30

Purchase of MRP stock............................       ---         ---        ---           ---      ---       (85)           (85)

Amortization of purchase price  of MRP stock.....       ---         ---        ---           ---      ---       ---             ---

Proceeds from exercise of stock options..........       ---           5        ---           ---      ---       ---               5

Fair value adjustment for committed ESOP shares..       ---          19        ---           ---      ---       ---              19

Cash dividends...................................       ---         ---      (106)           ---      ---       ---           (106)
                                                     ------      ------     ------        ------   ------    ------          ------

Balance at June 30, 1996.........................    $    3       2,763      9,565          (24)    (147)     (135)          12,025
                                                     ======      ======     ======        ======   ======    ======          ======
- -----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

                                        5

                                                ARGO BANCORP, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                        (Dollars in Thousands)
                                                                                                       Six Months Ended June 30,
                                                                                                        1996             1995
                                                                                                        ----             ----
                                                                                                              (Unaudited)
Cash flows from operating activities:
  Net income.....................................................................................       $   898        $     521
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation...............................................................................           853              240
      Accretion of discounts and deferred loan fees..............................................         (373)            (111)
      Provision for losses on loans receivable and foreclosed real estate........................           181               35
 (Gain) loss on sale of:
        Securities available for sale............................................................           (4)            (120)
        Loans receivable.........................................................................         (760)            (515)
        Foreclosed real estate...................................................................           109                2
      Loans originated and purchased for sale....................................................      (20,653)         (40,789)
      Proceeds from sale of loans................................................................        28,934           30,555
      Amortization of goodwill...................................................................            54               51
      Amortization of purchase price of MRP and ESOP stock.......................................            30               51
     Recognition of fair value of ESOP shares scheduled to be released...........................            19               11
     FHLB stock dividends........................................................................           ---             (40)
      (Increase) decrease in accrued interest receivable, prepaid expenses, and other assets.....           319            (198)
      Increase (decrease) in accrued interest payable and other liabilities......................         (341)              417
                                                                                                       --------         --------
Net cash provided by (used in) operating activities..............................................         9,266          (9,890)
                                                                                                       --------         --------
Cash flows from investing activities:
  Loans originated and purchased for portfolio...................................................      (40,779)         (34,725)
  Principal repayments on:
    Loans receivable.............................................................................        25,302           14,405
    Mortgage-backed securities...................................................................           372              395
Proceeds from sale of:
    Foreclosed real estate.......................................................................           962               15
    Securities held for sale.....................................................................            99              388
    Premises and equipment.......................................................................           ---               14
Proceeds from maturities of investment securities................................................           600              ---
  Purchase of:
    FHLB stock...................................................................................          (10)             (53)
    Loan servicing rights........................................................................         (120)            (220)
    Securities available for sale................................................................          (25)            (367)
    Premises and equipment.......................................................................       (1,387)            (122)
    Contribution to MRP..........................................................................          (85)              ---
                                                                                                       --------         --------
          Net cash provided by (used in) investing activities....................................      (15,071)         (20,270)
                                                                                                       --------         --------
Cash flows from financing activities:
  Net increase (decrease) in deposits............................................................         8,493           16,191
  Proceeds from borrowed funds...................................................................        56,566           87,315
  Repayment of borrowed funds....................................................................      (55,275)         (71,402)
  Proceeds from exercise of stock options........................................................             5               20
  Dividends paid.................................................................................         (106)            (103)
  Net increase (decrease) in advance payments by borrowers for taxes and insurance...............          (95)                2
  Net increase (decrease) in custodial escrow balances for loans serviced........................       (3,609)          (4,585)
                                                                                                       --------         --------
      Net cash provided by financing activities..................................................         5,979           27,438
                                                                                                       --------         --------
      Net increase (decrease) in cash and cash equivalents.......................................           174          (2,722)
  Cash and cash equivalents at beginning of year.................................................        11,061            9,286
                                                                                                       --------         --------
  Cash and cash equivalents at end of year.......................................................    $   11,235            6,564
                                                                                                     ==========         ========
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest expense.............................................................................         4,189        $   3,994
    Income taxes.................................................................................           400              ---
  Non-cash investing activity - transfer of loans to foreclosed real estate......................    $      543              715
                                                                                                     ==========        =========
See accompanying notes to unaudited financial statements.

                        ARGO BANCORP, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals, considered necessary for fair presentation have been included. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

NOTE B - STOCK BENEFIT PLANS

The Savings Bank adopted the Argo Federal Savings 401(k) Plan ("Plan") effective October 1, 1988, for the exclusive benefit of eligible employees of the Savings Bank. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least 1,000 hours of service within a twelve (12) consecutive month period and are age twenty-one (21) or older. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 12.0% are made at the Savings Bank's discretion each Plan year. The Savings Bank made contributions of $31,000 and $26,000, to the Plan for the six months ended June 30, 1996, and 1995. The Plan also provides benefits in the event of death, disability, or other termination of employment.

On-Line has a 401(k) Plan covering all employees who have completed one or more years of service. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 3.0% of gross income are made at On-Line's discretion each year. On-Line made contributions of $40,000 to the Plan in 1996.

In conformity with Internal Revenue Service (IRS) rules governing separate lines of business, the 401(k) Plan for On-Line will continue to be operated separately from the 401(k) Plan for the Savings Bank.

In connection with the Merger Conversion, Argo Savings formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP borrowed funds from an unrelated third party lender in the amount of $60,180 in order to purchase 7.0% of the Common Stock to be issued in the Merger Conversion (5,233 shares at $11.50 per share). The ESOP has subsequently borrowed additional funds from the same third party lender in the amount of $245,000 in order to purchase additional shares. The ESOP has purchased an additional 13,020 shares at an average price of $18.79 per share. Argo Savings will make scheduled discretionary cash contributions to the ESOP sufficient to service the amounts borrowed. The unpaid balance of the ESOP has been included in borrowed funds on the unaudited consolidated statement of condition and stockholders' equity has been reduced by a similar amount. Contributions of $37,000 and $40,000 were made to the ESOP to fund principal and interest for the six months ended June 30, 1996, and 1995, respectively.

On January 1, 1994, Argo Bancorp adopted the provisions of Statement of Position 93-6, ("SOP 93-6"). "Employer's Accounting for Employee Stock Ownership Plans," issued by the American Institute of Certified Public Accountants. SOP 93-6 requires Argo Bancorp to consider outstanding only those shares of the ESOP that are committed to be released when calculating both primary and fully diluted earnings per share. SOP 93-6 also requires the Savings Bank to record the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP as a charge to additional paid-in-capital with the corresponding increase or decrease to compensation expense. The adoption of SOP 93-6 had the effect of increasing additional paid in capital by $19,000 for the six months ended June 30, 1996.

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

On April 26, 1995, an amendment to the MRP was approved, which increased the amount of shares available to be awarded under the MRP to 24,498. As of June 30, 1996, an additional 1,907 shares have been purchased under the MRP and none have been awarded. The awards are earned by employees over a three-year period. Once awarded the aggregate purchase price of the shares will be amortized to expense as a portion of annual compensation as the employees become vested in their stock awards and the amortized cost is reflected as a reduction of stockholders' equity. Amortization expense amounted to $30,000 and $21,000 for the six months ended June 30, 1996, and 1995, respectively.

Argo Bancorp's Board of Directors adopted the 1991 Stock Option and Incentive Plan (the 1991 Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 107,450 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of incentive stock options to be granted to full-time employees of Argo Bancorp and its subsidiaries from time to time. All 107,450 options were awarded by Argo Bancorp under the 1991 Stock Option Plan. The exercise price for the options awarded was equal to the fair market value of the common stock at the date of grant. To date there have been 6,869 options exercised and no options exercised during the six months ended June 30, 1996. At June 30, 1996, options to purchase 100,581 shares were outstanding.

Argo Bancorp's Board of Directors adopted the Non-Qualified Stock Option Plan for Non-Employee Directors (Non-Qualified Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 107,450 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of non-incentive stock options to be granted to non-employee directors of the Corporation and its subsidiaries from time to time. At June 30, 1996, 48,100 options for shares have been awarded by Argo Bancorp under the Non-Qualified Stock Option Plan. To date, options to acquire 2,000 shares have been exercised of which 500 shares were exercised during the six months ended June 30, 1996. The exercise price for the options awarded was equal to the fair market value of the common stock at the date of grant. At June 30, 1996, options to purchase 46,100 shares were outstanding under the Non-Qualified Stock Option Plan.

On-Line does not offer a stock option plan for On-Line employees. On-Line employees are not eligible for participation under Argo Bancorp's Stock Option Plan.

NOTE C - REGULATORY CAPITAL

Pursuant to the Office of Thrift Supervision ("OTS") regulations, savings institutions must meet three separate minimum capital-to-assets requirements:
(1) a risk-based capital requirement of 8.0% of risk-weighted assets, (2) a leverage ratio of 3.0% core capital to total adjusted assets, and (3) a tangible capital requirement of 1.5% tangible core capital to total assets. Although the minimum capital requirement is 3.0%, the OTS Regulations provide that an institution with less than 4.0% core capital is deemed to be "under-capitalized." The following table summarizes, as of June 30, 1996, Argo Savings' capital requirements under OTS regulations and its actual capital ratios at that date:

              REQUIRED        ACTUAL       REQUIRED        ACTUAL        EXCESS
               CAPITAL       CAPITAL        CAPITAL       CAPITAL       CAPITAL
            PERCENTAGE    PERCENTAGE        BALANCE       BALANCE       Balance
            ----------    ----------       --------       -------       -------
                              (Dollars in Thousands)

Risk-based         8.0%        12.0%        $ 7,753       $11,625       $ 3,872
Core               3.0          6.03          5,506        11,058         5,552
Tangible           1.5          6.03          2,753        11,058         8,305

NOTE D - EARNINGS PER SHARE

Primary earnings per share is based on a weighted average number of shares outstanding of 362,629 and 345,443 for the six months ended June 30, 1996, and 1995, respectively. Fully diluted earnings per share for the six months ended June 30, 1996, and 1995, is based upon 368,436 and 348,740, respectively.

NOTE E - COMMITMENTS AND CONTINGENCIES

At June 30, 1996, Argo Savings had loan commitments totaling $963,000, and $4.2 million in unused lines of credit. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to Argo Savings' normal credit policies. Argo Savings also had community reinvestment act ("CRA") investment commitments outstanding of $1.7 million.

                                  ARGO BANCORP, INC.

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Argo Bancorp was incorporated in August 1987, for the sole purpose of acquiring Argo Savings. Argo Bancorp was originally capitalized through the sale of 300 shares (which split in December of 1991 at 700/1) of common stock to three investors for total proceeds of $60,000. Argo Bancorp acquired Argo Savings on November 17, 1987, for a capital infusion of $1.1 million. On May 26, 1992, the Corporation completed a merger conversion whereby Dolton-Riverdale Savings converted from a state chartered mutual association to a federally chartered stock association and simultaneously merged with and into Argo Savings with Argo Savings as the surviving entity. The transaction was accounted for under the pooling of interests method. There was no goodwill or other intangible assets recorded as a result of the transaction. As part of the merger conversion with Dolton-Riverdale Savings, the Corporation sold an additional 74,750 shares of common stock at an issuance price of $11.50. Net proceeds from the merger conversion were $326,000 after the deduction of the conversion expenses. The Corporation retained 50.0% of the net proceeds from the merger conversion and injected the remaining 50.0% into Argo Savings. All proceeds were used for general business uses.

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

On October 31, 1995, Argo Bancorp acquired On-Line, an Oak Brook, Illinois based computer services bureau, serving bank and thrift clients throughout the Midwest. The purchase transaction was consummated through the use of a wholly-owned subsidiary, OLF Acquisition Corporation, which acquired shares of three separate state chartered savings and loan services corporations which owned, in the aggregate, 98.9% of the outstanding shares of On-Line. Sale of the remaining 1.1% of On-Line shares was made by a single institutional stockholder which held shares in On-Line directly. The intervening acquisition subsidiary and state chartered savings and loan service corporation shells were liquidated and merged by Argo Bancorp during 1996.

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

On-Line is a third party provider of on-line, real-time, electronic data processing services to financial institutions located throughout the Midwest. On-Line currently provides data processing services to thrifts, community banks, savings banks, and mortgage brokers representing over 1.5 million customer accounts in six Midwestern states. On-Line has historically marketed its services to institutions with assets of less than $1.0 billion, where the company's orientation toward superior customer service and specialized products allows it to effectively compete. The acquisition by Argo Bancorp will promote the development and sale of technological advances in the systems, programs, and services offered by On-Line, which includes resale of software produced by Information Technology Incorporated, integrated check and document imaging systems, and computer output laser disc storage technology. These services are in addition to new offerings by On-Line in the planning and deployment of wide area and local area network systems, the sale of all related hardware and services, expanded technical and communications support, consultation and training, and the maintenance of in-house systems. On-Line's business plans included marketing to small to mid-size commercial and community banks, as well as other corporate users of advanced technology, as it moves to expand beyond its traditional thrift institution client base.

LIQUIDITY AND CAPITAL RESOURCES

Argo Savings' primary sources of funds are deposits, proceeds from principal and interest payments on the loan and mortgage-backed securities portfolio, custodial deposit accounts related to loans serviced for others, and the sale of newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $11.2 million at June 30, 1996.

The primary investment activity of Argo Savings is the origination and purchase of mortgage loans. During the six months ended June 30, 1996, and 1995, Argo Savings originated and purchased mortgage loans in the principal amounts of $61.4 million and $75.5 million, respectively. During the six months ended June 30, 1996, and 1995, these investing activities were primarily funded by principal repayments on loans and mortgage-backed securities of $25.7 million and $14.8 million, respectively, and the proceeds from the sale of loans of $28.9 million and $30.6 million, respectively. During the six months ended June 30, 1996, additional funding was provided by the increase in deposits of $8.5 million and the increase in borrowings of $1.3 million.

Argo Savings is required to maintain minimum levels of liquid assets as defined by OTS regulation. At June 30, 1996, Argo Savings liquid assets represented 8.0% of its liquidity base as compared to the required level of 5.0%. The level of liquidity maintained is believed by management to be adequate to meet the requirements of normal operations, potential deposit outflows, and the current loan demand.

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

At June 30, 1996, Argo Savings' capital exceeded all of the capital requirements of the OTS on a current and fully phased-in basis. The Savings Bank's tangible, core and risk-based capital ratios were 6.03%, 6.03%, and 12.0%, respectively.

The Office of Thrift Supervision has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50.0% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2.0% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The rule provides for a two (2) quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12.0% is exempt from this requirement unless the OTS determines otherwise.

CHANGES IN FINANCIAL CONDITION

Total assets increased $6.4 million to $192.9 million at June 30, 1996, from $186.5 million at December 31, 1995. The increase in total assets is due primarily to the increase of $7.7 million in loans and a $534,000 increase in premises and equipment partially offset by a $1.1 million decrease in securities available for sale and a $654,000 decrease in foreclosed real estate. The increase was funded by an $8.5 million increase in deposits and an increase in borrowed funds of $1.3 million partially offset by a $3.6 million decrease in custodial escrows.

Net loans receivable increased $7.7 million to $150.9 million at June 30, 1996, primarily due to the origination and purchase of $61.4 million of loans partially offset by principal repayments of $25.3 million and the sale of $28.9 million of loans available for sale.

Deposits increased $8.5 million to $131.3 million at June 30, 1996, from $122.8 million at December 31, 1995. The increase can primarily be attributed to an aggressive marketing effort during the first six months of 1996, aimed at attracting a larger customer base and interest credited of $3.0 million for the six months ended June 30, 1996. Brokered deposits taken in during the six months ended June 30, 1996, totaled $2.3 million and had a weighted average coupon of 5.94% and a weighted average maturity of one (1) year.

Borrowings increased $1.3 million to $39.5 million at June 30, 1996, from $38.2 million at December 31, 1995. The increase is primarily due to proceeds from short-term advances from the Federal Home Loan Bank. The increase in advances were used to fund loan purchases and as an additional source of liquidity.

Custodial escrow balances for loans serviced decreased $3.6 million to $6.1 million at June 30, 1996. The custodial accounts pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced either for Argo Savings or on behalf of others by an independent mortgage servicing operation. The custodial accounts related to loans serviced by others are maintained at Argo Savings in interest-bearing accounts. The custodial accounts associated with loans or purchased mortgage servicing rights serviced for Argo Savings are maintained in non-interest bearing accounts. At June 30, 1996, and 1995,

$5.6 million and $6.8 million, respectively, of all custodial escrow balances pertain to loans subserviced on behalf of Argo Savings for portfolio loans, servicing retained loans and purchased mortgage servicing rights. Due to the nature of custodial escrow deposits, balances fluctuate widely on a day-to-day basis.

Stockholders' equity increased $695,000 to $12.0 million at June 30, 1996, from $11.3 million at December 31, 1995, primarily due to net income of $898,000 partially offset by an increase in the unrealized loss on securities available for sale of $66,000 and dividends paid of $106,000. Book value per common share outstanding increased to $38.91 at June 30, 1996.

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

Argo Savings had an excess of interest sensitive liabilities which mature or reprice within one year over interest sensitive assets of $26.2 million or 14.7% of total assets at June 30, 1996. As a result of the excess of interest sensitive liabilities over interest sensitive assets, Argo Savings is "Net Liability Sensitive" which would indicate that its earnings would be negatively affected by rising interest rates. In periods of falling interest rates, however, the opposite effect on net interest income is expected.

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

ACCOUNTING DEVELOPMENTS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 prescribes the accounting for the impairment of long-lived assets and goodwill related to those assets. The new rules specify when assets should be reviewed for impairment, how to determine whether an asset is impaired, how to measure an impairment loss, and what financial statement disclosures are necessary. Also prescribed is the accounting for long-lived assets and identifiable intangibles that a company plans to dispose of, other than those that are a part of a discontinued operation. Any impairment of a long-lived asset resulting from management's review is to be recognized as a component of non-interest expense. The Company adopted SFAS No. 121 on January 1, 1996, and has not had a material effect on the Corporation's financial statements.

In May 1995, FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122, an amendment of SFAS No. 65, requires the recognition of rights to service loans for others as separate assets, however those servicing rights are acquired. SFAS No. 122 also requires that a mortgage banking enterprise assess its capitalized servicing rights for impairment based on the fair value of those rights, using a disaggregated approach for mortgage servicing rights capitalized after adoption of the new standard. Mortgage servicing rights are amortized on an accelerated basis over the estimated period of net servicing revenue. Adjustments to reduce amortized cost to estimated fair value are included in non-interest income or non-interest expense, as appropriate. The Company adopted SFAS No. 122 on January 1, 1996, and has not had a material effect on the Corporation's financial statement.

In  October  1995,  FASB  issued  SFAS  No.  123,  "Accounting  for  Stock-Based
Compensation," which is effective in 1996. SFAS No. 123 requires that a fair value-based method be used to value employee compensation plans that include stock-based awards. The statement permits a company to recognize compensation expense under SFAS No. 123 or continue to use the prior accounting rules which did not consider the market value of stock in certain award plans. If adoption of the statement's fair value procedures are not used in computation of compensation expense in the income statement, the Company must disclose in a footnote to the financial statements the pro forma impact of adoption. The Company will be adopting the disclosure method of the statement.

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

At June 30, 1996, Argo Savings had ten (10) properties, totaling $819,000 classified as foreclosed real estate, as compared to twenty-one (21) properties for $1,473,000 at December 31, 1995. The underlying properties on June 30, 1996, consisted of one (1) small commercial office building and nine (9) single family residences. The foreclosed real estate has been written down to estimated fair value at June 30, 1996. The total amount of loans ninety (90) days or more past due at June 30, 1996, was $2.7 million or 1.81% of total loans as compared to $2.0 million or 1.5% of total loans on December 31, 1995. At June 30, 1996, loans ninety (90) days or more past due totaling $2.7 million were secured by one-to-four family residences. Total non-performing assets at June 30, 1996, totaled $3.5 million or 1.81% of total assets as compared to $3.5 million or 1.86% of total assets at December 31, 1995.

There were no restructured loans within the meaning of Financial Accounting Standards Board statement 15 for any of the indicated periods.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996, AND 1995.

GENERAL

Net income for the six months ended June 30, 1996, was $898,000 or $2.48 per share (primary) compared to net income of $521,000 or $1.50 per share (primary) for the six months ended June 30, 1995. Net income for the three months ended June 30, 1996, was $433,000 or $1.19 per share (primary) as compared to $318,000 or $.92 per share (primary) for the three months ended June 30, 1995. These increases in comparable six month and three month earnings resulted primarily from increases in net interest income and the data processing income of On-Line partially offset by increases in non-interest expense.

INTEREST INCOME

Interest income for the six months ended June 30, 1996, totaled $7.5 million, as compared to $6.5 million for the comparable 1995 period. The $989,000 increase was the result of a $3.3 million increase in average interest-earning assets to $155.6 million for the six months ended June 30, 1996, and the one hundred nine
(109) basis point increase in the weighted average yield on interest-earning assets to 9.58% for the six months ended June 30, 1996, partially offset by a $4.2 million decrease in average interest earning assets.

Interest income for the three months ended June 30,1 996, totaled $3.8 million as compared to $3.4 million for the comparable 1995 period. The $452,000 increase in the comparable three month interest income was the result of one hundred thirty eight (138) basis point increase in the weighted average yield partially offset by a $4.2 million decrease in average interest earning assets.

INTEREST EXPENSES

Interest expense for the six months ended June 30, 1996, totaled $4.2 million as compared to $4.0 million for the comparable 1995 period. The $247,000 increase was the result of a $10.1 million increase in average interest-bearing liabilities to $162.9 million for the six months ended June 30, 1996, partially offset by a two (2) basis point decrease in the weighted average cost of interest-bearing liabilities to 5.21% for the six months ended June 30, 1996.

Interest expense for the three months ended June 30, 1996, remained relatively constant. Interest expense was $2.1 million for the three months ended June 30, 1996, and 1995.

NET INTEREST INCOME

Net interest income totaled $3.2 million for the six months ended June 30, 1996, reflecting an increase of $712,000 from the amount recorded in the comparable 1995 period. The increase in net interest income for the six months ended June 30, 1996, resulted from an increase of one hundred eleven (111) basis point in the effective net spread to 4.37% from 3.26% for the comparable 1995 period offset by a $3.3 million decrease in the average dollar amount of interest earning assets and a $10.0 million increase in the average dollar amount of interest-bearing liabilities.

Net interest income for the three months ended June 30, 1996, was $1.7 million as compared to $1.2 million for the comparable 1995 period. The 468,000 increase was caused by a one hundred fifty-nine (159) basis point increase in the effective net spread partially offset by a $4.2 million decrease in interest earning assets and a $4.1 million increase in interest bearing liabilities.

PROVISION FOR LOAN LOSSES

A general loan loss provision of $55,000 was recorded during the six months ended June 30, 1996, as compared to $25,000 for the comparable 1995 period bringing the cumulative allowance for loan losses to $567,000 or .38% of gross loans receivable and 21.2% of total non-performing loans at June 30, 1996. A general loan loss provision of $30,000 was recorded during the three months ended June 30, 1996. Management continues to monitor the mortgage portfolio and substandard assets for loss exposure.

NON-INTEREST INCOME

Non-interest income increased $5.5 million and $2.8 million for the six month and three month period ended June 30, 1996, respectively. These increases were the result of $5.5 million and $2.8 million in data processing revenue for the six month and three month period ended June 30, 1996, respectively.

NON-INTEREST EXPENSE

Non-interest expense increased $5.7 million and $2.9 million for the six month and the three month periods ended June 30, 1996, respectively. These increases were due to increases in compensation, occupancy, cost of data processing services, and other general and administrative fees as a result of the acquisition of On-Line and the addition of a fourth branch late in fiscal 1995.

INCOME TAX EXPENSE

The provision for income tax expense increased $167,000 to $425,000 or 32.1% of pre-tax earnings for the six months ended June 30, 1996, as compared to $258,000 or 33.0% of pre-tax earnings for the comparable 1995 period. The increase is due to the $544,000 increase in pre-tax earnings partially offset by the utilization of $70,000 in tax credits.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Argo Bancorp and Argo Savings are not engaged in any legal proceedings of a material nature at the present time.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

During the second quarter, 1996, 500 stock options were exercised at a price of $11.50. These shares were issued from the authorized but not yet issued shares. This transaction increased outstanding shares to 309,019.

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

B.  Reports of Form 8-K

None.



__________________________
*Incorporated by reference into this document from Exhibits to Form S-1, Registration Statement and filed on January 28, 1992, any amendments thereto, Registration No. 33-45222.

                                  SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ARGO BANCORP, INC.




Date:   August 2, 1996                   /S/ John G. Yedinak
     -------------------                 ---------------------------------------
                                         John G. Yedinak, President of the Board
                                         and Chief Executive Officer




Date:   August 2, 1996                   /S/ Carol J. Delgado
     -------------------                 ---------------------------------------
                                         Carol J. Delgado, Senior Vice President
                                         and Chief Financial Officer