Form 10-Q
period 1996-09-30
ARGO BANCORP INC /DE/
filed 1996-11-08
CIK 883502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-QSB

                 Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

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

                                  (708) 496-6010
                            (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

The registrant had 312,791 shares outstanding as of October 31, 1996.

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                               -----    -----

                          ARGO BANCORP, INC. AND SUBSIDIARIES
                                      FORM 10-QSB
                                         INDEX
                                         -----

PART I - FINANCIAL INFORMATION                                         PAGE NO.
------------------------------                                         --------

Item 1 Financial Statements

             Consolidated Statements of Financial Condition
             as of September 30, 1996 (unaudited) and
             December 31, 1995......................................        3

             Consolidated Statements of Income for the Three
             and Nine Months ended September 30, 1996 and
             1995 (unaudited).......................................        4

             Consolidated Statements of Stockholders' Equity
             for the Nine Months Ended September 30, 1996, and
             1995 (unaudited).......................................        5

             Consolidated Statements of Cash Flows for the
             Nine Months ended September 30, 1996,
             and 1995 (unaudited)...................................        6

             Notes to Consolidated Financial Statements.............        7

Item 2 Management Discussion and Analysis of Financial
             Condition and Results of Operations....................       11

PART II - OTHER INFORMATION
---------------------------

Item 1 Legal Proceedings ..............................................    20

Item 2 Changes in Securities  .........................................    20

Item 3 Default Upon Senior Securities .................................    20

Item 4 Submission of Matters to a Vote
               of Security Holders ....................................    20

Item 5 Other Information ..............................................    20

Item 6 Exhibits and Reports on Form 8-K................................    20

Signature Page ........................................................    21

                                     ARGO BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)                                                         9/30/96       12/31/95
======================================================================================================

ASSETS                                                                       (Unaudited)
Cash...................................................................        $ 10,442      $  7,224
Interest-earning deposits..............................................           1,993         3,837
FHLB of Chicago stock..................................................           2,989         2,669
Securities available for sale .........................................           6,413         7,573
Loans receivable ......................................................         162,410       143,141
Loans available for sale...............................................           1,607           ---
Accrued interest receivable............................................           1,956         1,709
Foreclosed real estate and real estate in judgment.....................           1,594         1,473
Premises and equipment, net............................................           8,189         6,684
Goodwill ..............................................................             365           507
Purchased mortgage servicing rights ...................................           4,234         4,033
Prepaid expenses and other assets......................................           7,631         7,618
                                                                               --------      --------
                                                                               $209,823      $186,468
                                                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Deposits.............................................................        $134,258      $122,758
  Borrowed money.......................................................          53,575        38,181
  Interest-bearing custodial escrow balances for loans serviced........               4         2,623
  Custodial escrow balances for loans serviced.........................           5,076         7,073
  Advance payments by borrowers for taxes and insurance................              67           167
  Other liabilities....................................................           4,722         4,336
                                                                               --------      --------
    Total liabilities..................................................        $197,702      $175,138
                                                                               --------      --------

Stockholders' Equity:
  Preferred stock, $0.01 par value;
    Authorized 500,000 shares; none issued
      or outstanding...................................................             ---           ---
  Common Stock:
    Class A, $0.01 par value; Authorized
      3,020,000 shares; issued and outstanding
      312,791 shares...................................................               3             3
    Class B, $0.01 par value; Authorized
      340,000 shares; none issued or outstanding.......................             ---           ---
    Class C, $0.01 par value; Authorized
      340,000 shares; none issued or outstanding.......................             ---           ---
    Class D, $0.01 par value; Authorized
      340,000 shares; none issued or outstanding.......................             ---           ---
  Additional paid-in capital...........................................           2,828         2,739
  Retained earnings - substantially restricted.........................           9,546         8,773
  Unrealized gain on marketable securities, net of tax.................              32            42
  Common stock acquired by:
    Employee Stock Ownership Plan......................................            (132)         (177)
    Management Recognition Plan........................................            (156)          (50)
                                                                               --------      --------
      Total stockholders' equity.......................................          12,121        11,330
                                                                               --------      --------
                                                                               $209,823      $186,468
                                                                               ========      ========

                                                                          3

                                        ARGO BANCORP, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF INCOME

                                                            For the Three Months Ended     For the Nine Months Ended
(Dollars in thousands, except per share data)                 9/30/96        9/30/95        9/30/96         9/30/95
====================================================================================================================
                                                                                   (Unaudited)
Interest income:
  Loans receivable ..................................         $ 3,967        $ 3,400       $ 10,911         $ 9,528
  Mortgage-backed securities ........................              86            101            272             307
  Interest-earning deposits .........................             165            147            487             407
                                                              -------        -------       --------         -------
    Total interest income ...........................           4,218          3,648         11,670          10,242
                                                              -------        -------       --------         -------
Interest expense:
  Deposits ..........................................           1,639          1,474          4,673           4,071
  Custodial escrow balances for loans
    serviced ........................................               9             42             75             185
  Borrowed money ....................................             620            663          1,761           1,917
                                                              -------        -------       --------         -------

    Total interest expense ..........................           2,268          2,179          6,509           6,173
                                                              -------        -------       --------         -------
    Net interest income before provision
      for loan losses ...............................           1,950          1,469          5,161           4,069
Provision for loan losses ...........................              45             15            100              40
                                                              -------        -------       --------         -------
Net interest income after provision
  for loan losses ...................................           1,905          1,454          5,061           4,029
                                                              -------        -------       --------         -------

Non-interest income:
  Purchased mortgage servicing income, net ..........              76             83            273             255
  Mortgage banking ..................................              20             17             52              56
  Gain on sale of mortgage servicing rights, loans
    receivable, mortgage-backed securities, and
    securities available for sale ...................             332            586          1,096           1,221
  Fees for other customer services ..................             102             93            290             273
  Data processing income.............................           2,701            ---          8,185             ---
  Other .............................................              22             33            117             116
                                                              -------        -------       --------         -------
    Total non-interest income .......................           3,253            812         10,013           1,921
                                                              -------        -------       --------         -------

Non-interest expense:
  Compensation and benefits .........................           2,019            709          6,213           2,064
  Occupancy and equipment ...........................           1,099            224          3,183             687
  Data processing cost of services ..................             449            ---          1,132             ---
  Federal deposit insurance premiums.................             863             69          1,011             196
  Other general and administrative fees .............             754            521          2,184           1,429
  Amortization of goodwill ..........................              27             26             54              51
                                                              -------        -------       --------         -------
    Total non-interest expense ......................           5,211          1,549         13,805           4,453
                                                              -------        -------       --------         -------
Earnings before provision for
  income tax expense ................................            (53)            717          1,269           1,497
Provision for income tax expense (benefit)...........            (85)            255            339             513
                                                              -------        -------       --------         -------
Net earnings ........................................              32            462            930             984
                                                              -------        -------       --------         -------
Primary net earnings per share ......................             .09           1.33           2.56            2.83
                                                              -------        -------       --------         -------
Fully diluted earnings per share ....................             .09           1.30           2.53            2.78
                                                              -------        -------       --------         -------


                                                 ARGO BANCORP, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       (Dollars in thousands)
                                                             (Unaudited)

                                                                                          Unrealized
                                                                                         Gain (Loss)
                                                            Common  Additional            Marketable Common Stock Common Stock
                                                             Stock     paid-in  Retained      Equity     acquired     acquired
Nine Months ended September 30, 1995                       Class A     Capital  earnings  Securities      by ESOP       by MRP Total
------------------------------------                       -------------------------------------------------------------------------

Balance at December 31, 1994............................... $    3       2,664     7,240       (224)        (237)       (21)  9,425

Net Income.................................................    ---         ---       984        ---          ---        ---     984

Change in unrealized loss on securities available for
  sale, net................................................    ---         ---       ---        237          ---        ---     237

Purchase of Common Stock for MRP ..........................    ---         ---       ---        ---          ---         14      14

Principal payments of ESOP loan............................    ---         ---       ---        ---           45        ---      45

Amortization of purchase price of MRP's stock..............    ---         ---       ---        ---          ---         21      21

Proceed from exercise of stock options.....................    ---          49       ---        ---          ---        ---      49

Fair value adjustment for committed ESOP shares ...........    ---          18       ---        ---          ---        ---     ---

Cash dividends.............................................    ---         ---      (103)       ---          ---        ---    (103)
                                                            ------       -----     -----      -------      -----       ----  ------

Balance at September 30, 1995.............................. $    3       2,731     8,069         13         (192)       (14) 10,610
                                                            ======       =====     =====      =======      =====       ====  ======

Nine months ended September 30, 1996
------------------------------------

Balance at December 31, 1995............................... $    3       2,739     8,773         42         (177)       (50) 11,330

Exercise of Stock Options..................................    ---          15       ---        ---          ---        ---      15

Purchase of Common Stock for MRP...........................    ---         ---       ---        ---          ---       (115)   (115)

Net income.................................................    ---         ---       930        ---          ---        ---     930

Adjustment of marketable equity securities to market.......    ---         ---       ---        (10)         ---        ---     (10)

Principal payments on ESOP loan............................    ---         ---       ---        ---           45        ---      45

Amortization of purchase price of MRP stock................    ---         ---       ---        ---          ---          9       9

Fair value adjustment for committed ESOP shares............    ---          74       ---        ---          ---        ---      74

Dividends..................................................    ---         ---      (157)       ---          ---        ---    (157)
                                                            ------       -----     -----      -------      -----       ----  ------

Balance at September 30, 1995.............................. $    3       2,828     9,546         32         (132)      (156) 12,121
                                                            ======       =====     =====      =======      =====       ====  ======

                        See accompanying notes to unaudited consolidated financial statements.

                                                 ARGO BANCORP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                         Nine Months Ended
                                                                                                            September 30,
(Dollars in Thousands)                                                                                1996                 1995
==================================================================================================================================
                                                                                                           (Unaudited)
Cash flows from operating activities:
  Net income............................................................................           $   930             $    984
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation......................................................................             1,352                  362
      Accretion of discounts and deferred loan fees.....................................              (571)                (231)
      Provision for loan losses.........................................................               100                   40
      Provision for losses on foreclosed real estate....................................               126                   30
      (Gain) loss on sale of:
        Securities held for sale........................................................                (5)                (191)
        Loans receivable................................................................            (1,275)              (1,032)
        Foreclosed real estate..........................................................               184                    3
     Loans originated and purchased for sale............................................           (22,011)             (46,211)
     Proceeds from sale of loans receivable.............................................            32,100               44,096
     Amortization of goodwill...........................................................                82                   76
     Amortization of purchase price of MRP and ESOP stock...............................                54                   66
     Recognition of fair value of ESOP shares scheduled to be released..................                74                   18
      FHLB stock dividends..............................................................               ---                  (40)
      (Increase) decrease in accrued interest receivable, prepaid expenses, and other assets.         (194)              (1,359)
      Increase (decrease) in accrued interest payable and other liabilities.............               387                  950
                                                                                                   -------             ---------
          Net cash provided by (used in) operating activities...........................            11,333               (2,439)
                                                                                                   -------             ---------
Cash flows from investing activities:
  Loans originated and purchased for portfolio..........................................           (66,682)             (47,350)
  Principal repayments on:
    Loans receivable....................................................................            36,065               26,807
    Mortgage-backed securities..........................................................               555                  762
  Proceeds from maturities of investment securities.....................................               600                  ---
  Proceeds from sale of:
    Foreclosed real estate..............................................................               982                  296
    Securities available for sale.......................................................                83                1,130
    Premises and equipment..............................................................               ---                   14
  Purchase of:
    FHLB stock..........................................................................              (320)                 (53)
    Loan servicing rights...............................................................              (201)                (297)
    Securities held for sale............................................................              (105)                (799)
    Premises and equipment..............................................................            (2,857)                (237)
  Contribution to MRP and ESOP..........................................................              (115)                 (14)
                                                                                                   -------             ---------
          Net cash provided by (used in) investing activities...........................           (31,995)             (19,741)
                                                                                                   -------             ---------
Cash flows from financing activities:
  Net increase in deposits..............................................................            11,500               17,155
  Proceeds from borrowed funds..........................................................            86,718              114,009
  Repayment of borrowed funds...........................................................           (71,324)            (107,381)
  Proceeds from exercise of stock options...............................................                15                   49
  Dividends paid........................................................................              (157)                (155)
  Net increase (decrease) in advance payments by borrowers
    for taxes and insurance.............................................................              (100)                 (10)
  Net increase (decrease) in custodial escrow balances for loans serviced...............            (4,616)              (4,032)
                                                                                                   -------             ---------
      Net cash provided by financing activities.........................................            22,036               19,635
                                                                                                   -------             ---------
      Net increase (decrease) in cash and cash equivalents..............................             1,374               (2,545)
Cash and cash equivalents at beginning of year..........................................            11,061                9,286
                                                                                                   -------             ---------
  Cash and cash equivalents at end of year..............................................            12,435                6,741
                                                                                                   =======             =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest expense....................................................................             6,459                4,019
    Income taxes........................................................................               400                  ---
  Non-cash investing activity - transfer of loans to foreclosed real estate.............           $ 1,413             $  1,111
                                                                                                   =======             =========

                                        See accompanying notes to unaudited financial statements.

                                                                 6

                       ARGO BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB, and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for fair presentation have been included. The results of operations for the three months and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

The unaudited consolidated financial statements include the accounts of Argo Bancorp, Inc. ("Argo Bancorp," the "Corporation" or "Holding Company") and its wholly owned subsidiaries, On-Line Financial Services, Inc. ("On-Line"), Argo Federal Savings Bank, FSB ("Argo Savings" or "Savings Bank") and Argo Savings' wholly owned subsidiaries, Argo Mortgage Corporation, and Dolton-Riverdale Savings Service Corporation and Argo Saving's majority owned limited liability corporation, Margo Financial Services, LLC. The statements also include Argo Bancorp's majority owned limited liability corporation, Argo / Empire Mortgage LLC. Significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE B - STOCK BENEFIT PLANS

The Savings Bank adopted the Argo Federal Savings 401(K) Plan (Plan) effective October 1, 1988, for the exclusive benefit of eligible employees of the Savings Bank. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least 1,000 hours of service within a twelve consecutive month period and are age 21 or older. Participants may make contributions to the Plan from 1% to 12% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50% of each participants contribution up to 12% are made at the Savings Bank's discretion each Plan year. The Savings Bank made contributions of $46,000 and $43,000, to the Plan for the nine months ended September 30, 1996, and 1995. The Plan also provides benefits in the event of death, disability, or other termination of employment.

On-Line has a 401(k) Plan covering all employees who have completed one or more years of service. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 3.0% of gross income are made at On-Line's discretion each year. On-Line made contributions of $61,000 to the Plan in 1996.

In conformity with Internal Revenue Service (IRS) rules governing separate lines of business, the 401(k) Plan for On-Line will continue to be operated separately from the 401(k) Plan for the Savings Bank.

In connection with the Merger Conversion, Argo Savings formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP borrowed funds from an unrelated third party lender in the amount of $60,180 in order to purchase 7% of the Common Stock issued in the Merger Conversion (5,233 shares at $11.50 per share). The ESOP has subsequently borrowed additional funds from the same third party lender in the amount of $245,000 in order to purchase additional shares. The ESOP has purchased an additional 13,020 shares at an average price of $18.79 per share. Argo Savings will make scheduled discretionary cash contributions to the ESOP sufficient to service the amounts borrowed. The unpaid balance of the ESOP has been included in borrowed funds on the unaudited consolidated statement of condition and stockholders' equity has been reduced by a similar amount. Contributions of $55,000 and $59,000 were made to the ESOP to fund principal and interest payments for the nine months ended September 30, 1996, and 1995, respectively.

On January 1, 1994, Argo Bancorp adopted the provisions of Statement of Position 93-6, (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans", issued by the American Institute of Certified Public Accountants. SOP 93-6 requires Argo Bancorp to consider outstanding only those shares of the ESOP that are committed to be released when calculating both primary and fully diluted earnings per share. SOP 93-6 also requires the Savings Bank to record the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP as a charge to additional paid-in-capital with the corresponding increase or decrease to compensation expense. The adoption of SOP 93-6 had the effect of increasing additional paid-in capital by $74,000 for the nine months ended September 30, 1996.

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

On April 26, 1995, an amendment to the MRP was approved, which increased the amount of shares available to be awarded under the MRP to 24,498. As of September 30, 1996, an additional 5,704 shares have been purchased under the MRP and none have been awarded. The awards will be earned by employees over a three-year period. Once awarded the aggregate purchase price of the shares will be amortized to expense as a portion of annual compensation as the employees become vested in their stock awards and the amortized cost is reflected as a reduction of stockholders' equity.

The Board of Directors of Argo Bancorp formed a Management Recognition Plan and Trust ("MRP") effective August 27, 1996, which purchased 12,500 shares of the Corporation's common stock. As of September 30, l996 none of the shares have been awarded. The awards will be earned by employees over a five-year period. Once awarded the aggregate purchase price of the shares will be amortized to expense as a portion of annual compensation as the employees become vested in their stock awards and the amortized cost is reflected as a reduction of stockholders' equity.

Argo Bancorp's Board of Directors adopted the 1991 Stock Option and Incentive Plan (the 1991 Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 107,450 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of incentive stock options to be granted to full-time employees of Argo Bancorp and its subsidiaries from time to time. All 107,450 options were awarded by Argo Bancorp under the 1991 Stock Option Plan. The exercise price for the options awarded was equal to the fair market value of the common stock at the date of grant. To date there have been 7,941 options exercised and of which 1,072 shares were exercised during the nine months ended September 30, 1996. At September 30, 1996, options to purchase 99,509 shares were outstanding.

Argo Bancorp's Board of Directors adopted the Non-Qualified Stock Option Plan for Non-Employee Directors (Non-Qualified Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 107,450 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of non-incentive stock options to be granted to non-employee directors of the Corporation and its subsidiaries from time to time. At September 30, 1996, 50,100 options for shares have been awarded by Argo Bancorp under the Non-Qualified Stock Option Plan. To date, options to acquire 4,700 shares have been exercised of which 3,200 shares were exercised during the nine months ended September 30, 1996. The exercise price for the options awarded was equal to the fair market value of the common stock at the date of grant. At September 30, 1996, options to purchase 45,400 shares were outstanding under the Non-Qualified Stock Option Plan.

On-Line does not offer a stock option plan for On-Line employees. On-Line employees are not eligible for participation under Argo Bancorp's Stock Option Plan.

NOTE C - REGULATORY CAPITAL

Pursuant to the Office of Thrift Supervision ("OTS") regulations, savings institutions must meet three separate minimum capital-to-assets requirements:
(1) a risk-based capital requirement of 8.0% of risk-weighted assets, (2) a leverage or core ratio of 3% core capital to total adjusted assets, and (3) a tangible capital requirement of 1.5% tangible core capital to total assets. Although the minimum capital requirement is 3.0%, the OTS Regulations provide that an institution with less than 4.0% core capital is deemed to be "under-capitalized." The following table summarizes, as of September 30, 1996, Argo Savings' capital requirements under FIRREA and its actual capital ratios at that date:

                REQUIRED          ACTUAL            REQUIRED           ACTUAL           EXCESS
                CAPITAL           CAPITAL           CAPITAL            CAPITAL          CAPITAL
               PERCENTAGE        PERCENTAGE         BALANCE            BALANCE          BALANCE
               ----------        ----------         -------            -------          -------
                                          (Dollars in Thousands)

Risk-based          8.0%             10.76%          $8,499            $11,429          $2,930
Core                3.0               5.44%           5,976             10,835           4,859
Tangible            1.5               5.44%           2,988             10,835           7,847



NOTE D - EARNINGS PER SHARE

Primary earnings per share is based on a weighted average number of shares outstanding of 363,815 and 347,334 for the nine months ended September 30, 1996, and 1995, respectively. Fully diluted earnings per share for the nine months ended September 30, 1996, and 1995, is based upon 367,461 and 354,105, respectively.

NOTE E - COMMITMENTS AND CONTINGENCIES

At September 30, 1996, Argo Savings had loan commitments totaling $1.9 million, and $4.5 million in unused lines of credit. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to Argo Savings' normal credit policies. Argo Savings also had community reinvestment act ("CRA") investment commitments outstanding of $1.7 million.

                                 ARGO BANCORP, INC.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Argo Bancorp was incorporated in August 1987, for the sole purpose of acquiring Argo Savings. Argo Bancorp was originally capitalized through the sale of 300 shares (which split in December of 1991 at 700/1) of common stock to three investors for total proceeds of $60,000. Argo Bancorp acquired Argo Savings on November 17, 1987 for a capital infusion of $1.1 million. On May 26, 1992, the Corporation completed a merger conversion whereby Dolton-Riverdale Savings converted from a state chartered mutual association to a federally chartered stock association and simultaneously merged with and into Argo Savings with Argo Savings as the surviving entity. The transaction was accounted for under the pooling of interests method. There was no goodwill or other intangible assets recorded as a result of the transaction. As part of the merger conversion with Dolton-Riverdale Savings, the Corporation sold an additional 74,750 shares of common stock at an issuance price of $11.50. Net proceeds from the merger conversion were $326,000 after the deduction of the conversion expenses. The Corporation retained 50% of the net proceeds from the merger conversion and injected the remaining 50% into Argo Savings. All proceeds were used for general business uses.

Argo Bancorp is a unitary savings and loan company and is registered as such with the OTS. The Corporation is an active holding company with assets consisting of Argo Savings' stock, On-Line Financial Services Stock, marketable securities, interest-earning deposits and a majority interest in Argo/Empire Mortgage LLC, a limited liability corporation which engages in the purchase and disposition of loans. Argo Bancorp is a Federal Housing Authority ("FHA") approved originator and servicer, a licensed Illinois mortgage banker and an approved Federal National Mortgage Association ("FNMA") servicer.

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

Argo Savings operates one wholly-owned service corporation subsidiary. Dolton-Riverdale Savings Service Corporation is a wholly owned subsidiary which offers life insurance annuities to the customer base of Argo Savings. Argo Savings also has two operating subsidiaries, Argo Mortgage Corporation and Margo Financial Services LLC. Argo Mortgage Corporation is a wholly owned operating subsidiary, which engages in mortgage brokerage activities that focus on purchase and sale of mortgage loans into the secondary market. Margo Financial Services LLC is a majority owned operating subsidiary, which was incorporated and fully operational on August 20, 1996. The activities of Margo relate to the origination, investment, sale and servicing of mortgage loans.

Argo Savings' results of operations are dependent primarily on net interest income, representing the difference between the interest income earned on its loans, mortgage-backed securities, investment securities and interest-earning deposits and its cost of funds, consisting of the interest paid on its deposits, escrows and borrowings. Argo Savings' operating results are also affected by the profit recognized on the sale of mortgage loans, the fees generated by its investment in purchased mortgage servicing rights, and customer service charges and other income. Argo Savings' operating expenses consist of employee compensation, occupancy expenses, federal insurance premiums, amortization of goodwill, and other general and administrative expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

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

LIQUIDITY AND CAPITAL RESOURCES

Argo Savings' primary sources of funds are deposits, proceeds from principal and interest payments on the loan and mortgage-backed securities portfolios, custodial escrow accounts related to loans serviced for others, and the sale of newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $12.4 million at September 30, 1996.

The primary investment activity of Argo Savings is the origination and purchase of mortgage loans. During the nine months ended September 30, 1996, and 1995, Argo Savings originated and purchased mortgage loans in the principal amounts of $66.7 million and $47.4 million, respectively. During the nine months ended September 30, 1996, and 1995, these investing activities were primarily funded by principal repayments on loans and mortgage-backed securities of $36.6 million and $27.6 million, respectively, and the proceeds from the sale of loans and securities available for sale of $33.1 million and $45.2 million, respectively. During the nine months ended September 30, 1996 and 1995, additional funding was provided by the increase in deposits of $11.5 million and $17.2 million, respectively, and the increase in borrowings of $15.4 million and $6.6 million respectively.

Argo Savings is required to maintain minimum levels of liquid assets as defined by OTS regulation. At September 30, 1996, Argo Savings liquid assets represented 7.92% of its liquidity base as compared to the required level of 5%. The level of liquidity maintained is believed by management to be adequate to meet the requirements of normal operations, potential deposit outflows, and the current loan demand.

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

At September 30, 1996, Argo Savings' capital exceeded all of the capital requirements of the OTS on a current and fully phased-in basis. The Savings Bank's tangible, core and risk-based capital ratios were 5.44%, 5.44% and 10.76%, respectively.

The Office of Thrift Supervision has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50.0% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2.0% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The OTS has deferred implementation of this rule. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12.0% is exempt from this requirement unless the OTS determines otherwise. Management does not believe that this rule will have a material impact on the Company.

CHANGES IN FINANCIAL CONDITION

Total assets increased $23.4 million to $210 million at September 30, 1996, from $186.5 million at December 31, 1995. The increase in total assets is due primarily to the increase of $20.9 million in loans which was funded by an increase in deposits of $11.5 million and an increase in borrowings of $15.4 million, partially offset by a decrease in custodial accounts of $4.6 million.

Cash and interest-earning deposits increased $1.4 million to $12.4 million at September 30, l996, primarily due to liquidity management. Because Argo Savings is leveraged, all excess funds not necessary to meet regulatory liquidity are used to reduce borrowings.

Net loans receivable and loans available for sale increased $20.9 million to $164.0 million at September 30, 1996, primarily due to the origination and purchase of $88.7 million of loans partially offset by principal repayments of $36.1 million and the sale of $32.1 million of loans available for sale. Mortgage-backed securities decreased $657,000 to $5.1 million at September 30, 1996, due to principal repayments. All mortgage-backed securities are classified as available for sale at September 30, 1996.

Deposits increased $11.5 million to $134.3 million at September 30, 1996, from $122.8 million at December 31, 1995. The increase can primarily be attributed to net cash inflow of $6.8 million and interest credited of $4.7 million for the nine months ended September 30, 1996. The cash inflow was caused by an aggressive marketing effort aimed at attracting a larger customer base and the growth in deposits attributable to the new Gurnee branch.

Borrowings increased $15.4 million to $53.6 million at September 30, 1996, from $38.2 million at December 31, 1995. The increase is primarily due to proceeds from short-term advances from the Federal Home Loan Bank. The increase in advances were used to fund loan purchases and as an additional source of liquidity.

Custodial escrow balances for loans serviced decreased $4.6 million to $5.1 million at September 30, 1996. The custodial accounts pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced either for Argo Savings or on behalf of others by an independent mortgage servicing operation. The custodial accounts related to loans serviced by others are maintained at Argo Savings in interest-bearing accounts. The custodial accounts associated with loans or purchased mortgage servicing rights serviced for Argo Savings are maintained in non-interest bearing accounts. At September 30, 1996, and 1995, $5.1 million and $3.0 million, respectively, of all custodial escrow balances pertain to loans subserviced on behalf of Argo Savings for portfolio loans, servicing retained loans and purchased mortgage servicing rights. Due to the nature of custodial escrow deposits, balances fluctuate widely on a day-to-day basis.

Currently, management does not anticipate a material increase or decrease of custodial escrow balances over the current balance.

Stockholders' equity increased $791,000 to $12.1 million at September 30, 1996, from $11.3 million at December 31, 1995, primarily due to net income of $930,000 partially offset by dividends paid of $157,000. Book value per common share outstanding increased to $38.75 at September 30, 1996.

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

As part of its asset/liability strategy, Argo Savings' objective is to maintain the cumulative one-year hedged gap within a range of plus or minus 15% of total assets, which helps maintain a more stable net interest spread in various interest rate environments. The gap ratio fluctuates as a result of market conditions and management's expectations of future interest rate trends.

Argo Savings had an excess of interest sensitive liabilities which mature or reprice within one year over interest sensitive assets of $26.4 million or 14.8% of total assets at September 30, 1996. As a result of the excess of interest sensitive liabilities over interest sensitive assets, Argo Savings is "Net Liability Sensitive" which would indicate that its earnings would be negatively affected by rising interest rates. In periods of falling interest rates, however, the opposite effect on net interest income is expected.

In determining the gap position, Argo Savings has assumed that passbook accounts, NOW accounts, money market accounts, and interest-bearing escrows are withdrawn based on assumptions prepared by the OTS in its latest published gap analysis report. The assumptions used, although standardized, may not be indicative of the actual withdrawals experienced by Argo Savings. Fixed maturity deposits reprice at maturity. The combined effect of these assumptions on passbook, NOW, money market accounts and interest-bearing escrows assumes 17.0% of these accounts are withdrawn within three years, and 15.0% per year, thereafter. Management believes that these decay rate assumptions are reasonable.

LEGISLATIVE MATTERS

On September 30, 1996, legislation was enacted which, among other things, imposes a special one-time assessment on SAIF member institutions, including the Savings Bank, to recapitalize the SAIF and spreads the payments of Financing Corporation Bonds ("FICO") across all SAIF and BIF members. The FDIC special assessment being levied is 65.7 basis points on the amount of SAIF assessable deposits held as of March 31, l995. The special assessment was recognized in the third quarter and is tax deductible. The Savings Bank recognized $789,000 in connection with the FDIC special assessment. This legislation should eliminate the substantial disparity between the amount that BIF and SAIF members had been paying in deposit insurance premiums.

Under legislation, the FDIC estimated that BIF members will be paying a portion of the FICO payment equal to 1.3 basis points on BIF-insured deposits on January 1, l997, compared to 6.5 basis points on SAIF-insured deposits and will pay a pro rata share of the FICO payment on the earlier of January 1, 2000 or the date upon which the last savings association ceases to exist. The legislation also requires the BIF and SAIF to be merged by January 1, 1999 provided that subsequent legislation is adopted to eliminate the savings association charter and there are no remaining savings associations as of that date.

The FDIC has recently proposed to lower SAIF assessments to a range comparable to that of BIF members, although SAIF members must also make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis or whether the BIF and SAIF will eventually be merged.

Legislation regarding bad debt recapture has been enacted into law on August 20, 1996. The legislation requires recapture of reserves accumulated after 1987. The recapture tax on post 1987 reserves must be paid over a six year period starting in 1996. The payment of the tax can be deferred in each of 1996 and 1997 if an institution originates at least the same average annual principal amount of mortgage loans that it originated in the six years prior to 1996. Management does not believe that this legislation will have a material impact on the operations of the Company.

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

At September 30, 1995, Argo Savings had twelve (12) properties, totaling $1.6 million classified as foreclosed real estate, as compared to twenty-one (21) properties for $1,473,000 at December 31, 1995. The underlying properties on September 30, 1996, consisted of eleven(11) single family residences, and one
(1) commercial property. The foreclosed real estate has been written down to its estimated fair value at September 30, 1996. The total amount of loans ninety
(90) days or more past due at September 30, 1996, was $1.8 million or 1.23% of total loans as compared to $2.0 million or 2.15% of total loans on December 31, 1995. At September 30, 1996, all loans ninety (90) days or more past due were secured by one-to-four family residences. Total non-performing assets at September 30, 1996, totaled $3.4 million or 1.63% of total assets..

There were no restructured loans within the meaning of Financial Accounting Standards Board Statement 15 for any of the indicated periods.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995.

GENERAL

Net income for the three and nine months ended September 30, 1996, was $32,000 or $.09 per share (fully diluted) and 930,000 or $2.53 per share (fully diluted) respectively as compared to net income of $462,000 or $1.30 per share (fully diluted) and $984,000 or $2.78 per share (fully diluted) for the comparable three and nine month periods ended September 30, 1995. The decrease in comparable three month and nine month earnings resulted from the one-time SAIF charge of $489,000 net of taxes during the third quarter of 1996, see "Legislative Matters." Partially offsetting this one-time charge was an increase in net interest income of $480,000 and the net revenues of On-Line which contributed $507,000.

INTEREST INCOME

Interest income for the three months ended September 30, 1996, was $4.2 million as compared to $3.6 million for the three months ended September 30, 1995. The $570,000 increase was caused by the $5.0 million increase in average interest earning assets to $165.5 million for the quarter ended September 30, 1996, and a 77 basis point increase in the weighted average yield on interest earning assets to 10.19% for the quarter ended September 30, 1996.

Interest income for the nine months ended September 30, 1996, totaled $11.7 million, as compared to $10.2 million for the comparable 1995 period. The $1.4 million increase was caused by the $4.6 million increase in average interest-earning assets to $158.9 million for the nine months ended September 30, 1996, and the 94 basis point increase in the weighted average yield on interest-earning assets to 9.77% for the nine months ended September 30, 1996

INTEREST EXPENSE

Interest expense for the three months ended September 30, 1996, was $2.3 million as compared to $2.2 million for the comparable 1995 period. The $89,000 increase was caused by the $14.1 million increase in average interest-bearing liabilities to $175.5 million for the quarter ended September 30, 1996, partially offset by the 24 basis point decrease in the weighted average cost of interest-bearing liabilities to 5.17% for the quarter ended September 30, 1996.

Interest expense for the nine months ended September 30, 1996, totaled $6.5 million as compared to $6.2 million for the comparable 1995 period. The $336,000 increase was driven by the $12.3 million increase in average interest-bearing liabilities to $167.1 million for the nine months ended September 30, 1996, partially offset by the 12 basis point decrease in the weighted average cost of interest bearing liabilities to 5.18% for the nine months ended September 30, 1996.

NET INTEREST INCOME

Net interest income totaled $1.9 million for the three months ended September 30, 1996, reflecting an increase of $451,000 over the amount recorded in the comparable 1995 period. The effective net interest rate for the quarter ended September 30, 1996, increased 101 basis points to 5.02% from 4.01% for the comparable 1994 period.

Net interest income totaled $5.1 million for the nine months ended September 30, 1996, reflecting an increase of $1.0 million over the amount recorded in the comparable 1995 period. The effective net spread for the nine months ended September 30, 1996, increased 107 basis points to 4.59%, from 3.52% for the comparable 1995 period.

The increases in the effective net interest rate for both the three and nine month periods ended September 30, 1996 were caused primarily by the purchase of higher yielding seasoned mortgage loans during the three month and nine month periods ended September 30, l996.

PROVISION FOR LOAN LOSSES

A general loan loss provision of $100,000 was recorded during the nine months ended September 30, 1996, as compared to $40,000 for the comparable 1995 period bringing the cumulative allowance for loan losses to $594,000 or .37% of gross loans receivable and 32.66% of total non-performing loans at September 30, 1996. A general loan loss provision of $45,000 was recorded during the three months ended September 30, 1996, as compared to $15,000 for the three months ended September 30, 1995. Management believes that the loan loss provisions are adequate and will continue to monitor the mortgage portfolio and substandard assets for loss exposure.

NON-INTEREST INCOME

Non-interest income increased $2.6 million and $8.1 million for the three month and nine month periods ended September 30, 1996, respectively. These increases were the result of $2.7 million and $8.2 million in data processing revenue for the three month and nine month periods ended September 30, 1996 as a result of the acquisition of On-Line.

NON-INTEREST EXPENSE

Non-interest expense increased $3.7 million and $9.3 million for the three month and nine month periods ended September 30, l996, respectively. These increases were due to increases in compensation, occupancy, costs of data processing services, and other general and administrative fees as a result of the acquisition of On-Line. Also contributing to the increase was the one-time SAIF assessment recapitalization charge.

INCOME TAX EXPENSE

The provision for income tax expense decreased to $339,000 or 26.7% of pre-tax earnings for the nine months ended September 30, 1996, as compared to $513,000 or 34.2% of pre-tax earnings for the comparable 1995 period.

The decrease was the result of the utilization of $154,000 in low income housing credits and the $300,000 tax benefit generated by the SAIF recapitalization assessment.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Argo Bancorp and Argo Savings are not engaged in any legal proceedings of a material nature at the present time.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

During the third quarter 1996, 3,772 stock options were exercised at average price of $14.71. These transactions increased outstanding shares to 312,791.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  A.  EXHIBITS:

    The following exhibits are incorporated herein by reference:

    (3)  The Certificate of Incorporation and By-Laws.

           3.1  Certificate of Incorporation of Argo Bancorp, Inc. *
           3.2  By-Laws of Argo Bancorp, Inc. *
           4.0  Stock Certificate of Argo Bancorp, Inc. *
           10.0 Argo Bancorp, Inc. 1996 Management Recognition and Retention Plan **
           27.0 Financial Data Schedule (filed herewith).

  B.  REPORTS ON FORM 8-K:
    None
-----------------
* Incorporated herein by reference into this document from Exhibits to Form S-1, Registration Statement, and filed on January 28, 1992, any amendments thereto, Registration No. 33-45222.

** Incorporated herein by reference into this document from the Form S-8, filed on September 30, l996, Registration No. 333-13047.

                                    SIGNATURES


Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ARGO BANCORP, INC.




Date:  November 5, 1996                 /S/ John G. Yedinak
      ------------------                ---------------------------------------
                                        John G. Yedinak, President of the Board
                                        and Chief Executive Officer




Date:  November 5, 1996                 /S/ Carol J. Delgado
      ------------------                ---------------------------------------
                                        Carol J. Delgado, Vice President and
                                        Treasurer