Form 10KSB40
period 1996-12-31
ARGO BANCORP INC /DE/
filed 1997-04-29
CIK 883502

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                  Annual Report Pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 1996

                          Commission File No.: 0-19829

                               ARGO BANCORP, INC.
                 (Name of small business issuer in its charter)

               Delaware                                         36-3620612
     (State or other jurisdiction                            (I.R.S. Employer
     of incorporation or organization)                       Identification No.)

                   7600 W. 63rd Street, Summit, Illinois 60501-1812
                       (Address of principal executive offices)

                                 (708) 496-6010
              (Registrant's telephone number, including area code)

       Securities Registered Pursuant to Section 12(b) of the Act:  NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by the
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90
days.  Yes      X      No _____.
              -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to
this Form 10-KSB    [     ]
                     -----

Issuer's revenues for its most recent fiscal year was $30,268,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, i.e., persons other than directors and executive officers of the Registrant is $2,066,689 and is based upon the last sales price as quoted on NASDAQ for March 31, 1997.

The Registrant had 488,250 shares outstanding as of  March 31, 1997.

Transitional Small Business Disclosure Format (check one): Yes_____    No  X .
                                                                         ----
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1996, ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-KSB.

PORTIONS OF THE PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

                                     INDEX

PART I                                                          PAGE NO.
------                                                          --------

     Item 1.     Description of Business..................         1

     Item 2.     Description of Property..................        45

     Item 3.     Legal Proceedings........................        45

     Item 4.     Submission of Matters to a Vote
                 of Security Holders......................        45

     PART II
     -------

     Item 5.     Market for Registrant's Common
                 Equity and Related Stockholders Matters..        46

     Item 6.     Management's Discussion and Analysis
                 or Plan Operations.......................        46

     Item 7.     Financial Statements.....................        46

     Item 8.     Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure.....................        46

     PART III
     --------

     Item 9.     Directors, Executive Officers, Promoters,
                 and Control Persons; Compliance with
                 Section 16(a) of the Exchange Act........        46

     Item 10.    Executive Compensation...................        47

     Item 11.    Security Ownership of Certain
                 Beneficial Owners and Management.........        47

     Item 12.    Certain Relationships and Related
                 Transactions.............................        47

     Item 13.    Exhibits, Financial Statement
                 Schedules and Reports on Form 8-K........        47

                 SIGNATURES...............................        50

                         BUSINESS OF ARGO BANCORP, INC.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

     Argo Bancorp, Inc. ("Argo Bancorp", "Holding Company", or "Company") was incorporated in August 1987, for the purpose of acquiring Argo Federal Savings Bank, FSB ("Argo Savings", or the "Savings Bank"). Argo Bancorp was originally capitalized through the sale of 300 shares (which split in December of 1991 at 700/1) of common stock to three investors for total proceeds of $60,000. Argo Bancorp acquired Argo Savings on November 17, 1987, for a capital infusion of $1.1 million. On August 29, 1991, the Board of Directors of Dolton-Riverdale Savings and Loan Association ("Dolton", or "Dolton-Riverdale Savings") and Argo Savings adopted a Plan of Merger Conversion ("Plan"), whereby Dolton agreed to convert from a state-chartered mutual association to a federally-chartered stock association and merge with and into Argo Savings with Argo Savings as the surviving entity. Pursuant to the Plan, shares of common stock of Argo Bancorp were first sold to the members of Dolton in a Subscription Offering and the shares not subscribed were then offered to the public in a Community Offering. The Subscription and Community Offering were held concurrently and were completed on April 27, 1992. Final regulatory approval was received on May 26, 1992, at which time the merger conversion was completed. The transaction was accounted for under a pooling of interests method. There was no goodwill or other intangible assets recorded as a result of the transaction. As part of the merger conversion with Dolton-Riverdale Savings, the Company sold an additional 74,750 shares of common stock at a issuance price of $11.50. Net proceeds from the merger conversion were $326,000 after the deduction of the conversion expenses. The Company retained 50.0% of the net proceeds from the merger conversion and injected the remaining 50.0% into Argo Savings. Prior to the merger conversion, the Management Recognition Plan ("MRP") purchased 15,400 shares of Argo Bancorp's authorized but unissued common stock. The Company is a unitary savings and loan holding company and is registered as such with the Office of Thrift Supervision ("OTS"), Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC").

     On October 31, 1995, Argo Bancorp acquired On-Line Financial Services, Inc. ("On-Line"), an Oak Brook, Illinois based computer services bureau, serving bank and thrift clients throughout the Midwest. The purchase transaction was consummated through the use of a wholly-owned subsidiary, OLF Acquisition Corporation, which acquired shares of three separate state chartered savings and loan service corporations which owned, in the aggregate, 98.90% of the outstanding shares of On-Line. Sale of the remaining 1.10% of On-Line shares was made by a single institutional stockholder which held shares in the Company directly. The intervening acquisition subsidiary and state chartered savings and loan service corporations shells were liquidated and merged by Argo Bancorp during June, 1996.

     Financial terms of the transaction included a cash sweep of On-Line funds on hand to shareholders, less amounts necessary to establish certain agreed upon escrows; a two (2) year asset note of $1,026,000, representing the closing date net book value of On-Line assets; a twenty-six (26) month escrow note in the amount of $460,000, representing funds held for future performance under a third party computer lease; and a structured schedule of contingent payments based on future revenues of On-Line over the next seven years. The total transaction value, including asset notes and contingent payments, will not exceed $10.0 million.

     On May 29, l996, Argo Savings incorporated a Tier I subsidiary, Margo Financial Services, LLC ("Margo"). Margo is an Illinois chartered limited liability corporation whose members are Argo Savings and Nip'n Tuck, Inc., an Illinois corporation. Margo's primary objectives are to increase loan origination volume within the Savings Bank's branch network and to serve as a mortgage banking operation using a network of brokers, correspondents and conduits. Argo Savings has a 50.l% interest in Margo.

     On December 31, l996, Argo Bancorp entered into a stock purchase agreement with The Deltec Banking Corporation Limited ("Deltec"), a banking corporation organized under the laws of the Commonwealth of the Bahamas. Under the terms of the agreement, Argo Bancorp agreed to issue and sell 111,564 shares of the Company's authorized and unissued common stock to Deltec at a purchase price of $38.00 per share. Total proceeds from this transaction were approximately $4,239,000. A five (5.0%) percent investment advisory fee totaling $212,000 was paid to Charles E. Webb and Company reducing the net proceeds of the transaction to $4,027,000.

     Unlike many savings and loan holding companies, Argo Bancorp is an active holding company with only a portion of its future anticipated operating income dependent upon the earnings of Argo Savings. As an operating company, Argo Bancorp has assets, liabilities and income that are unrelated to the operations of Argo Savings. Among the assets of Argo Bancorp is its investment in the Empire/Argo Mortgage LLC, which engages in the purchase and disposition of deeply discounted mortgage loans. Argo Bancorp's assets at December 31, 1996, on an unconsolidated basis consisted of its investment in Argo Savings of $12.8 million, its investment in On-Line of $3.5 million, its investment in the majority owned Empire/Argo Mortgage LLC of $2.4 million, securities available for sale of $282,000, cash and other interest-earning deposits of $854,000, and other assets of $1.1 million. Argo Bancorp also had outstanding borrowings on an unconsolidated basis in the amount of $3.5 million at December 31, 1996, incurred in connection with capital infusions to its subsidiaries. Argo Bancorp is a Federal Housing Authority ("FHA") approved originator and servicer, a licensed Illinois mortgage banker and an approved Federal National Mortgage Association ("FNMA") servicer.

     Income for the fourth quarter of 1996 totaled $404,000, representing a decrease of $353,000 from 1995 net income of $757,000. Results for the fourth quarter of 1996 include adjustments made to the previously reported results for the year ended December 31, 1996. The adjustments impacted various accounts, including the following: loan interest income, the gain on sale of assets and data processing revenue were decreased by $280,000, $44,000, and $38,000, respectively; compensation expense and other non-interest expense increased by $118,000, and $451,000, respectively; interest expense on borrowings decreased by $40,000; other data processing income increased by $98,000. The related tax impact of these adjustments totaled $367,000, resulting in a net decrease to net income of $426,000.

                  BUSINESS OF ON-LINE FINANCIAL SERVICES, INC.

     On-Line is a third party provider of electronic data processing services to financial institutions located throughout the Midwest. On-Line currently provides data processing services to thrifts, community banks, savings banks, and mortgage brokers representing over 1.5 million customer accounts in six Midwestern states. On-Line has historically marketed its services to institutions with assets of less than $1.0 billion, where On-Line's orientation toward superior customer service and specialized products allows it to effectively compete. On-Line's customer base includes institutions with total assets ranging from $13.0 million to $850.0 million, with an average of approximately $95.0 million. The acquisition by Argo Bancorp has promoted the development and sale of technological advances in the systems, programs, and services offered by On-Line, which include resale of software produced by Information Technology Incorporated, integrated check and document imaging systems, and computer output laser disc storage technology. These services are in addition to new offerings by On-Line in the planning and deployment of wide area and local area network systems, the sale of all related hardware and services, expanded technical and communications support, consultation and training, and the maintenance of in-house systems. On-Line's strategy to implement and offer computer output laser disc storage technology and a full line of document imaging services has been realized and is now being marketed to a wide array of users of advanced technology. Together with aggressive marketing to small and mid-size commercial and community banks, On-Line's business plan to expand its traditional thrift institution client base is being implemented.


                BUSINESS OF ARGO/(R)/ FEDERAL SAVINGS BANK, FSB

     The discussion that follows relates primarily to the business of Argo Savings, a federally chartered depository institution. The primary lending activities of Argo Bancorp are undertaken by Argo Savings, accordingly, the discussion under the caption "Lending Activities" materially relates only to Argo Savings. Argo Bancorp does, however, have certain investments in loans on an unconsolidated basis at the holding company level, as well as certain borrowings unrelated to the activities of Argo Savings. Accordingly, there are certain references to Argo Bancorp's activities under the section caption "Sources of Funds and Borrowings." Unless otherwise stated, all other descriptions of the business of Argo Bancorp that follow relate to the business of Argo Savings.

     Argo Savings was originally chartered in 1908 as a mutual savings and loan association in the State of Illinois. Argo Savings converted to a federal stock charter in 1982 and was determined to be insolvent by the Federal Savings and Loan Insurance Corporation ("FSLIC") in 1987. On November 17, 1987, the FSLIC placed Argo Savings into receivership, whereupon Argo Bancorp acquired one hundred percent of Argo Savings' issued and outstanding common stock (10,000 shares) in exchange for an injection of capital in the amount of $1.1 million bringing Argo Savings into capital compliance. In June 1989, Argo Bancorp infused an additional $1.5 million of capital into Argo Savings in order to facilitate the acquisition of Federal National Mortgage Association ("FNMA") mortgage servicing rights in July 1989. Argo Savings is a member of the Federal Home Loan Bank ("FHLB") System and its deposits are insured by the FDIC under the Savings

Association Insurance Fund ("SAIF"). The principal executive offices of Argo Bancorp and home office of Argo Savings are located at 7600 West 63rd Street, Summit, Illinois. Argo Savings has four branch offices, located in Cook and Lake County, Illinois.

     Argo Savings' primary business is the solicitation of savings deposits from the general public and the purchase or origination of loans secured by residential real estate. Through its subsidiaries Argo Mortgage Corporation and Margo Financial Services, LLC, Argo Savings has engaged in mortgage brokerage activities that focus on the origination and sale of mortgage loans in the secondary market. Argo Savings generates income by the sale of these mortgage loans on a "servicing released" basis into the secondary market and through investment in partnerships in Purchased Mortgage Servicing Rights ("PMSRs"). To a lesser extent, Argo Savings invests funds in securities approved for investment by federal regulations, including obligations of the United States Government and its agencies. Argo Savings continues to expand its operations to include consumer lending, limited commercial real estate lending, commercial checking, money market deposit accounts and additional consumer investment products. The expansion into consumer lending and limited commercial real estate lending has allowed Argo Savings to remain competitive in its primary market area. Such lending, however, involves greater risk than one-to-four family residential mortgage lending.

     Through activities conducted by its Argo Mortgage Corporation subsidiary, in recent years Argo Savings has acquired mortgage loans at a deep discount for which the borrowers are either not current as to principal and interest payments or there is doubt to the borrower's ability to pay in full the contractual principal and interest outstanding. In determining the amount it will bid to acquire such loans at private sales and auctions, the Company estimates the amounts it will realize through foreclosure, collection efforts, or other resolution of each loan and the length of time required to complete the collection process. Investment in these assets has resulted in higher then market interest yields and significant gains as a result of the ultimate sale of properties acquired through these purchases. However, losses have also been incurred from certain properties through other real estate owned activity.

     As a result of the Company's business strategy, the balance of the Company's discounted loans receivable portfolio increased from $13.5 million or 7.3% of total assets at December 31, 1995, to $47.7 million or 20.8% of total assets at December 31, 1996.

     The growth in the Company's discounted loan acquisitions has substantially contributed to the Company's profitability in recent periods. Additionally, income is derived from interest and fees generated in connection with Argo Savings' lending and mortgage activities, as well as net fees generated from investments in PMSRs. Argo Savings' principal expenses are interest paid on savings deposits, borrowing and operating costs.

MARKET AREA

     Argo Savings considers its primary market area to be the greater Chicago metropolitan area (hereinafter referred to as its "primary market area"). Argo Savings maintains its headquarters in Summit with four branch offices in Bridgeview, the near West side of Chicago, Dolton, and Gurnee, Illinois.

     Argo Savings' primary market area is urban and is comprised of high density residential neighborhoods interspersed with mixed-use and heavily industrialized areas. The primary market area is fully developed with a relatively large number of generally older homes. Argo Savings' newest branch is located in Gurnee, which is currently undergoing rapid growth and residential expansion. All branch locations have excellent access to major transportation routes, including Interstates 290, 294, 94 and 55, as well as public transportation, both rail and bus.

SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

     The following tables set forth selected consolidated historical financial data for Argo Bancorp during the periods ended and at the dates indicated. This information should be read in conjunction with the Consolidated Financial Statements of Argo Bancorp and notes thereto in the 1996 Annual Report to Shareholders, which is incorporated herein by reference.

SELECTED FINANCIAL DATA                                                         Year Ended December 31
                                                         ----------------------------------------------------------------
                                                            1996          1995         1994         1993         1992
                                                         -----------  ------------  ----------  ------------  -----------
FINANCIAL CONDITION DATA:                                                    (Dollars in Thousands)
Loans receivable, net..................................    $173,429      $142,380    $118,063      $ 90,139     $ 74,477
FHLB of Chicago Stock..................................       3,428         2,669       2,576         2,756        1,632
Securities.............................................       5,788         7,573      12,491        15,009       28,178
Cash equivalents.......................................      13,276        11,061       9,286         6,905        4,740
Excess cost over fair value of net assets acquired.....         333           507         455           555          675
Purchased loan servicing rights........................       5,264         4,033       3,641         2,508        2,644
Foreclosed real estate.................................       3,913         2,234         359           554          453
Other assets...........................................      23,853        16,011       9,146         7,483        5,166
                                                           --------      --------    --------      --------     --------

Total assets...........................................    $229,284      $186,468    $156,017      $125,729     $117,965

Deposits...............................................     150,627       123,484     100,697        88,220       72,850
Borrowed money.........................................      50,879        38,181      30,820         9,064       11,793
Custodial escrow balances for loans serviced...........       5,782         9,696      14,691        20,031       25,735
Other liabilities......................................       5,436         4,228         835           619        1,505
                                                           --------      --------    --------      --------     --------

Stockholders' equity...................................    $ 16,560      $ 10,879    $  8,974      $  7,795     $  6,082
                                                           --------      --------    --------      --------     --------

                                                                         Year Ended December 31                 October 31
                                                         --------------------------------------------------     ----------
                                                             1996          1995        1994          1993         1992
                                                           --------      --------    --------      --------     --------
SELECTED OPERATING DATA:                                                         (Dollars in Thousands)
Interest income........................................    $ 16,074      $ 13,987    $ 10,282      $  9,477     $  8,029
Interest expense.......................................       9,083         8,341       5,012         3,822        3,881
                                                           --------      --------    --------      --------     --------

  Net interest income..................................       6,991         5,646       5,270         5,655        4,148
Provision for loan losses..............................         248            55          48           270           43
                                                           --------      --------    --------      --------     --------

  Net interest income after provision for loan losses..       6,743         5,591       5,222         5,385        4,105

Non-interest income....................................      14,194         4,479       1,838         1,738        1,507
Non-interest expense...................................      19,260         7,662       5,383         4,587        4,191
                                                           --------      --------    --------      --------     --------

  Income before income taxes...........................       1,677         2,408       1,677         2,536        1,421
Income tax expense.....................................         343           667         281           952          516
                                                           --------      --------    --------      --------     --------

Income before extraordinary item
 and cumulative effect of change in
  accounting principle.................................       1,334         1,741       1,396         1,584          905
Cumulative effect of change in accounting for
  income taxes.........................................         ---           ---         ---           460          ---
Extraordinary item - utilization of tax loss
  carryforward.........................................         ---           ---         ---           ---          138
                                                           --------      --------    --------      --------     --------

Net income.............................................    $  1,334      $  1,741    $  1,396      $  2,044     $  1,043
                                                           --------      ========    ========      ========     --------

Income per share - fully diluted before
  extraordinary item...................................    $   3.60      $   4.96    $   4.08      $   4.81     $    ---
                                                           --------      ========    ========      ========     --------

Net income per share - fully diluted...................    $   3.60      $   4.96    $   4.08      $   6.21     $   4.17
                                                           --------      ========    ========      ========     --------

                                                                            At December 31                     October 31
                                                           ------------------------------------------------    ----------
                                                             1996          1995        1994          1993         1992
                                                           --------      --------    --------      --------     --------
SELECTED FINANCIAL RATIOS AND OTHER DATA:                              (Dollars in Thousands)
Return on average assets...............................        0.68%         1.00%       1.00%         1.59%        0.99%
Return on average equity...............................       10.89         17.09       16.17         27.88        17.31
Average equity to average assets.......................        6.26          5.85        6.10          5.71         5.69
Equity to total assets.................................        7.22          5.83        5.75          6.20         5.16
Interest rate spread during period.....................        4.61          3.69        4.25          4.82         3.66
Net interest margin....................................        4.44          3.65        4.24          4.93         4.47
Non-interest expense to average assets.................        9.83          4.40        3.86          3.58         3.96
Non-performing loans, to loans receivable,
  and loans held for sale (1)..........................        3.12          1.35        1.93          1.19         2.09
Non-performing assets to total assets (1)..............        3.43          2.26        1.72          1.31         1.12
Allowance for loan losses to non-performing
  loans (1)............................................       16.87         29.54       26.38         55.88        29.79
Average interest-earning assets to average
  interest-bearing liabilities.........................        .94x          .99x       1.00x         1.03x        1.19x
Book value per share...................................       37.11         36.72       30.91         27.38        21.54

Full-service customer service facilities...............           5             5           4             3            3

(1)  Excludes balances related to the portfolio of discounted loans receivable.

LENDING ACTIVITIES

     General. Argo Savings' loans receivables, which includes loans held for
     -------
sale, portfolio loans receivable, and discounted loans receivable totaled $191.7 million, excluding accrued interest, at December 31, 1996, representing 75.6% of its total assets. On that date, $177.4 million of total loans outstanding or 92.5% of its total gross loan portfolio, consisted of loans secured by first mortgages on one-to-four family residential properties and $1.5 million, or .8%, of total outstanding loans consisting of first lien loans secured by multi-family properties. At December 31, 1996, Argo Savings had commercial real estate loans outstanding in the amount of $4.5 million or 2.4% that are secured by commercial buildings primarily in suburban Cook and Lake County.

     Argo Savings has focused its lending activities on the generation of profits from the sale of loans, as well as increasing the interest-rate sensitivity of its loan portfolio. Argo Savings originates long-term, fixed-rate mortgage loans with 15 and 30 year maturities for immediate sale in the secondary mortgage market. Such loans are originated directly by Argo Savings, as well as through its mortgage brokerage subsidiaries, Argo Mortgage Corporation and Margo Financial Services, LLC. See "-- Subsidiaries." Argo Savings also periodically securitizes its residential mortgage loans into mortgage-backed securities. Historically, Argo Savings' lending activity has also included the purchase of adjustable rate mortgage-backed securities. The majority of the growth in the Argo Savings' loan balances in the current year is due to the purchase of adjustable rate loans and seasoned fixed rate loans secured by single family residences located throughout the country. Argo Savings directly purchased approximately $58.0 million of loans both for portfolio and for sale, and $41.1 million of discounted loans receivable during 1996. Argo Savings' policy of purchasing adjustable rate loans and seasoned higher yielding fixed rate loans is intended to increase the interest rate sensitivity of its assets without decreasing the yield on its interest-earning assets. See "-- Loan Origination, Purchases and Sales."

     Argo Savings is engaged in numerous community lending and development activities. Argo Savings created the Heritage Corridor Community Development Corporation ("CDC"), an Illinois not-for-profit corporation serving southwest Cook County communities. Two other banks and a local municipality have invested in CDC. The primary purpose of the CDC is to act as a catalyst to promote local affordable housing and economic development projects through participation in approved ventures. The CDC's first, and on-going project is the development and operation of a loan fund for the revitalization of the Archer Road Business District in Summit, Illinois. Additionally, Argo Savings is a member of CIC 2000, a revolving loan pool organized by Community Investment Corporation to fund loans to rehabilitate affordable housing in Chicago and Cook County through note sales. Single family homeowners in Argo Savings' delineated service areas are also served under several low down payment mortgage programs including the FannieMae Community Home Buyers program. Community outreach related to first time home buyers continues to include educational seminars and individual counseling on financing a home purchase, in conjunction with local not-for-profit organizations. Using Community Investment Program advances and Affordable Housing Program funds from the FHLB, funding has been made available to expand the availability of funds for single family mortgages and loans to small business customers within Argo Savings' delineated services areas. Argo Savings is one of four participating lenders in a $1.5 million line of credit to Harvey-based New Cities Community Development Corporation, a not-for-profit corporation, to rehabilitate fifty (50) homes for low income families in the south suburbs. Argo Savings also participates in the City of Chicago Mortgage Bond Program, the Illinois League of Financial Institutions Affordable Housing Grant Program and the Chicago Homeowners Tax Savings Program to enhance its ability to originate mortgages to low and moderate income purchasers or targeted census tracts.

     Analysis of Loan Portfolio. The following table sets forth the composition
     ---------------------------
of the mortgage and other loan portfolios and mortgage-backed securities portfolio in dollar amounts and in percentages at the dates indicated.

                                                                     At December 31.
------------------------------------------------------------------------------------------------------------------------------------

                                         1992              1993                1994                1995                1996
------------------------------------------------------------------------------------------------------------------------------------

                                              % of               % of                  % of                % of                % of
                                      Amt.   Total      Amt.    Total       Amt.      Total     Amt.      Total     Amt.      Total
                                      ----   -----      ----    -----       ----      -----     ----      -----     ----      -----

                                                                         (Dollars in Thousands)
Mortgage Loans:
  One-to-four family...........   $62,199   81.33%   $80,059   86.92%    $112,393    93.57%  $144,518    93.49%  $177,345    92.50%
  Multi-family.................     3,418    4.47      1,799    1.95        1,177      .98      1,180      .76      1,468      .77
  Commercial real estate.......     1,730    2.26      1,454    1.59        1,684     1.40      2,552     1.65      4,523     2.36
                                  -------  ------    -------  ------     --------   ------   --------   ------   --------   ------
     Total mortgage loans......    67,267   88.06     83,312   90.46      115,254    95.95    148,250    95.90    184,398    95.63

Other loans:
  Automobile...................       229     .30        102     .11           28      .02          5      .00          4      .00
  Mobile home..................       717     .94        636     .69          472      .39        379      .25        248      .13
  Other (1)....................     8,175   10.70      8,052    8.74        4,364     3.64      5,941     3.85      8,142     4.24
                                  -------  ------    -------  ------     --------   ------   --------   ------   --------   ------
     Total other loans.........     9,121   11.94      8,790    9.54        4,864     4.05      6,325     4.10      8,394     4.37
                                  -------  ------    -------  ------     --------   ------   --------   ------   --------   ------

     Total loans receivable (2)    76,388  100.00%    92,102  100.00%     120,118   100.00%   154,575   100.00%   191,730   100.00%
                                           ======             ======                ======              ======              ======

Less:
  Unearned discounts, premiums
   and deferred loan fees, net      1,530              1,350                1,442              10,847              17,636
  Allowance for loan losses....       381                613                  613                 587                 665
                                                     -------             --------            --------            --------
  Loans receivable, net........    74,477             90,139              118,063             143,141             173,429
                                  =======            =======             ========            ========            ========

Mortgage-backed securities:
  CMO..........................        55     .35         23     .27     $      5     0.08        ---      ---        ---      ---
  FHLMC........................     3,420   22.23      2,069   24.36        1,382    20.95      1,164    20.56        826    16.76
  FNMA.........................    11,492   74.71      6,017   70.84        4,901    74.29      4,339    76.65      3,949    80.15
  GNMA.........................       417    2.71        385    4.53          309     4.68        158     2.79        152     3.09
                                  -------  ------    -------  ------     --------   ------   --------   ------   --------   ------

     Total mortgage-backed
      securities...............    15,384  100.00%     8,494  100.00%       6,597   100.00%     5,661   100.00%     4,927   100.00%
                                           ======             ======                ======              ======              ======

     Net premium (discount)....       166                115                   98                  78                  60
     Unrealized loss on
      securities available
      for sale...............         ---                ---                 (300)                (27)                (83)
                                  -------            -------             --------            --------            --------
     Net mortgage-backed
       securities..............   $15,550            $ 8,609             $  6,395            $  5,712            $  4,904
                                  =======            =======             ========            ========            ========

Mortgage-backed securities
 held for sale:
  GNMA.........................   $ 3,075  100.00%       ---     ---          ---      ---        ---      ---        ---      ---
                                  =======  ======    =======  ======     ========   ======   ========   ======   ========   ======

________________________________________________________________________________
(1) Consists primarily of home equity loans secured by one-to-four family properties.
(2) Includes loans held for sale, portfolio loans receivable, and discounted loans receivable.

Loan Maturity and Repricing.  The following table shows the maturity or period
----------------------------
to repricing of Argo Savings' loans, discounted loans, and mortgage-backed securities portfolio at December 31, 1996. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $31.6 million, $35.9 million, and $46.2 million for the years ended December 31, 1994, 1995, and 1996, respectively.

                                                                                         Loans
                                                    ----------------------------------------------------------------------------

                                                       One-to-                                          Total    Mortgage
                                                         four    Multi-   Commercial     Other          Loans      backed
                                                       Family    Family   Real Estate   Loans(1)   Receivable  Securities  Total
                                                       ------    ------   -----------   -------    ----------  ----------  -----
                                                                                       (In thousands)
Amounts Due:
    Within one year                                    $ 54,352   $  456   $  320       $6,654      $61,782     $3,825     $ 65,607
                                                       --------   ------   ------       ------      -------     ------     --------
    After one year:
      One to three years.............................    11,874      ---    1,059         237        13,170        804       13,974
      Three to five years............................     1,697      998    3,081         271         6,047        ---        5,543
      Five to 10 years...............................     2,907       14      ---       1,220         4,141        146        3,225
      10 to 20 years.................................    15,087      ---       63          12        15,162        152       15,314
      Over 20 years..................................    91,428      ---      ---         ---        91,428        ---       92,994
                                                       --------   ------   ------      ------       -------     ------     --------

   Total due after one year..........................   122,993    1,012    4,140         678       129,948      1,102      131,050
                                                       --------   ------   ------      ------       -------     ------     --------

   Total amounts due.................................  $177,345   $1,468   $4,523      $8,394      $191,730     $4,927     $196,657
                                                       ========   ======   ======      ======      ========     ======     ========

   LESS:
   Unearned discounts, premiums
     and deferred loan fees, net.....................                                               (17,636)        60      (17,576)


   Unrealized loss on securities available for sale..                                                   ---        (83)         (83)


   Allowance for loan losses.........................                                                  (665)       ---         (665)

                                                                                                    --------    ------     --------

   Loans receivable, net.............................                                               $173,429    $4,904     $178,333
                                                                                                    ========    ======     ========


________________________________________________________________________________
(1) Consists primarily of home equity loans secured by one-to-four-family properties.

The following table sets forth at December 31, 1996, the dollar amount of all loans and mortgage-backed securities due after December 31, 1997, and whether such loans have fixed or adjustable interest rates.



                                           At December 31, 1996
                                   ------------------------------------
                                     Fixed      Adjustable
                                     Rates        Rates         Total
                                     -----      ----------      -----
Due after December 31, 1997:                  (In Thousands)
Mortgage loans:
 One-to-four family..............   $116,565         $7,994    $124,559
 Multi-family....................      1,012            ---       1,012
 Commercial real estate..........      2,640          1,059       3,699
 Other loans.....................        678            ---         678
                                    --------         ------    --------

Total loans receivable (1).......    120,895          9,053     129,948

Mortgage-backed securities.......      1,102            ---       1,102
                                    --------         ------    --------

Total loans receivable
 and mortgage-backed securities..   $121,997         $9,053    $131,050
                                    ========         ======    ========

________________________________________________________________________________
     (1) Includes portfolio loans receivable, loans held for sale, and discounted loans receivable.

     One-to-Four Family Residential Loans.  At December 31, 1996, approximately
     ------------------------------------
92.50% of Argo Savings' loan portfolio was comprised of one-to-four family residential mortgage loans. Permanent conventional residential mortgage loans are made for up to 80.0% of the appraised value of the property when the loan is secured by real estate improved by not more than four family units.

     The loan-to-value ratio, maturity and other provisions of the loans made by Argo Savings have generally reflected a policy of making available to the public the maximum loan permissible consistent with applicable regulations, market conditions, and the lending practices and underwriting standards established by Argo Savings. Mortgage loans made by Argo Savings are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for a residential loan is typically thirty (30) years. Borrowers may refinance or prepay loans at their option. Interest rates and points charged on loans originated by Argo Savings are included to be competitive with other savings and institutions and loan brokerage services in the general market area. Most of Argo Savings' one-to-four family fixed-rate residential loan originations are sold in the secondary market. See "-- Loan Origination, Purchases and Sales." All conventional loans with a loan-to-value ratio in excess of 80.0% are required to have private mortgage insurance covering that portion of the loan in excess of 80.0% of appraised value.

     Multi-Family Residential Real Estate Lending and Commercial Real Estate
     -----------------------------------------------------------------------
Lending. Argo Savings also originates loans for the acquisition of existing
-------
multi-family residences or refinancing of such properties, such as five to twelve unit apartment buildings located in the greater Chicago metropolitan area. At December 31, 1996, Argo Savings had loans secured by multi-family properties in the amount of $1.5 million, or .77% of the total loan portfolio. Loans originated on multi-family dwellings are generally 5-year fixed-rate balloon mortgages amortized over thirty (30) years. An origination fee is generally charged on such loans. Multi-family residential real estate lending entails additional risk as compared with one-to-four family residential property lending. Multi-family real estate loans typically involve large loan balances to a single borrower or groups of affiliated borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. Argo Savings evaluates all aspects of multi-family real estate loan transactions in order to mitigate risk to the greatest extent possible. To minimize these risks, Argo Savings generally limits its multi-family lending to properties used solely for residential purposes. Argo Savings seeks to ensure that the property securing the loan will generate cash flow to adequately cover operating expenses and debt service payments. To this end, multi-family real estate loans generally are made at a loan-to-value ratio no greater than 75.0% and Argo Savings generally imposes a conservative debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service).

     Argo Savings requires title insurance to insure the priority of its lien on all of its mortgage loans, as well as requires fire and casualty insurance on all its properties securing loans provided by the Savings Bank.

     Commercial Real Estate Lending.  The commercial real estate loan portfolio
     ------------------------------
originated or purchased is primarily secured by office buildings and income-producing commercial properties and amounted to $4.5 million or 2.4% of the total loan portfolio at December 31, 1996. Argo Savings does not originate or purchase out of area commercial real estate loans.

     Argo Savings will continue on a limited basis to originate loans secured by commercial real estate in its primary market area. In underwriting these loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, position in the local and regional market, location and physical condition. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower. An appraisal report is prepared in accordance with OTS regulation by an outside appraiser qualified by federal and state law to substantiate property values for every multi-family and commercial real estate loan. These appraisal reports are reviewed by Argo Savings prior to the closing of the loan to assure compliance with OTS appraisal standards and policies and the adequacy of the value of the security property. Argo Savings also typically obtains full personal loan guarantees from the borrowers. Argo Savings validates such personal loan guarantees through an investigation of the borrower's personal finances.

     Commercial real estate lending entails significant additional risks as compared with one-to-four family residential property lending. Commercial real estate loans typically involve larger loan balances to a single borrower or groups of affiliated borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space, and as such may be subject to a greater extent to adverse conditions in the economy generally.

     Consumer and Other Loans.  Federal regulations also permit thrift
     ------------------------
institutions to make secured and unsecured consumer loans for up to 35.0% of the Savings Bank's assets. Additionally, a federal association has lending authority above the 35.0% maximum category for certain consumer loans, such as property improvement loans, mobile home loans, savings account secured loans and other secured and unsecured personal loans.

     Argo Savings makes various types of secured consumer loans, primarily home equity loans and mobile home loans. The home equity loans are made for terms of up to ten (10) years, while mobile home loans have terms of up to fifteen (15) years. At December 31, 1996, Argo Savings' consumer loan portfolio totaled $8.4 million, or 4.37%, of Argo Savings' total loan portfolio.

     Management considers consumer loans to involve more credit risk than secured single family residential mortgage loans and, therefore, consumer loans generally yield a higher return to Argo Savings and generally provide Argo Savings with a shorter maturities than single-family residential mortgage loans.

     Discounted Loans Receivable.  Through activities conducted by its
     ----------------------------
subsidiary, Argo Mortgage Corporation, Argo Savings has acquired mortgage loans at a deep discount for which the borrowers are either not current as to principal and interest payments or there is doubt to the borrower's ability to pay, in full, the contractual principal and interest outstanding. The purchased discounted loans are primarily comprised of one-to-four family residential loans. During the year ended December 31, 1996, Argo Savings purchased $41.1 million of discounted loans receivable, increasing its investment in discounted loans from $13.5 million at December 31, 1995, to $47.7 million at December 31, 1996. The investment in discounted loans receivable has resulted in $3.7 million and $1.2 million of interest income, and $1.8 million and $1.1 million of gains on the sale of these assets, for the years ended December 31, 1996, and 1995, respectively.

     Loan Solicitation and Processing.  Loan originations are derived primarily
     --------------------------------
from referrals, existing customers, advertisements and the mortgage broker network established through Margo. Loan applications are accepted by both Margo personnel as well as employees of Argo Savings. Upon receipt of a loan application, credit reports are ordered to verify specific information relating to a loan applicant's employment, income, assets and credit standing, and independent verification of all credit, income and liability information provided by the applicant is completed. In the case of a real estate loan originated by Argo Savings, or by Margo for Argo Savings, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Savings Bank's Board of Directors. For loans originated by Margo for third parties, an independent appraiser approved by the third party is used.

     The loan documentation and processing activities utilized by Argo Savings / Margo in connection with the origination of real estate loans conforms to standards imposed by the FNMA and Federal Home Loan Mortgage Corporation ("FHLMC"), as well as third party investor guidelines. Loan documentation and processing activities utilized by Argo Savings / Margo conforms to both FNMA and FHLMC requirements, as well as standards promulgated by the Federal Housing Authority ("FHA"), the Department of Housing and Urban Development ("HUD") and the Veterans Administration ("VA"). Additionally, written policies and procedures governing the origination of mortgage and other loans conforming to regulatory guidelines promulgated by the OTS are in place and utilized by Argo Savings.

     Upon completion of loan application processing activities, files are presented to Argo Savings' loan underwriters if the loan is originated on behalf of Argo Savings, or to third party investors if the loan is originated for immediate sale. In the case of Argo Savings, certain senior officers have lending authority and may approve loans of up to $350,000 after completion of the underwriting process. Loans in excess of $350,000, as well as multi-family and commercial real estate loans, are subject to approval by the Board of Directors or a Committee of the Board of Argo Savings.

     Loan applicants are promptly notified in writing of the final determination of the loan request by both Argo Savings and Margo. If approved, the terms and conditions of the loan decision including the amount of the loan, interest rate, amortization term, brief description of the real estate securing the mortgage as well as all conditions to final closing of the transaction are provided in writing to the loan applicant. The loan applicant is required to pay all costs of Argo Savings/Margo, as well as their own costs in connection with the loan closing. If denied, disclosure of the reasons relating to denial is made pursuant to the requirements of applicable federal and state law.

     Statistics regarding all loan applications, both denied and approved, are retained by Argo Savings and Margo, and reported annually under the Home Mortgage Disclosure Act. Quality control procedures verifying data obtained through loan processing activities are in place at Argo Savings and Margo.

     Loan Originations, Purchases, and Sales.  Argo Savings purchases loans when
     ---------------------------------------
its savings inflows exceed the Savings Bank's ability to originate loans or when Argo Savings determines to restructure its loan portfolio. In recent years, Argo Savings has purchased seasoned, fixed-rate mortgage loans, and adjustable rate mortgage loans secured by primary residences, in order to improve Argo Savings' interest rate sensitivity. Argo Savings purchased a total of approximately $58.0 million of portfolio loans receivable and loans held for sale, and $41.1 million of discounted loans receivable, during the year ended December 31, 1996.

     Currently, most fixed rate, long-term mortgage loans originated are sold in the secondary mortgage market. These sales have been made to the FNMA, FHLMC, and other investors. Originated loans sold on a non-recourse basis amounted to $3.5 million in 1996, $568,300 in 1995 and $3.3 million in 1994.

     The success of these secondary mortgage market activities is dependent upon Argo Savings' ability to originate loans at yields which are competitive with other loans in the secondary market. The proceeds from the sale of such loans are reinvested in more liquid, interest-rate sensitive loans and investment securities.

     In an effort to make the yields on its loan portfolio and investments more responsive to its cost of money, Argo Savings has implemented a number of policies. Those measures include the origination of long-term, fixed-rate mortgage loans where such loans can be sold in the secondary market, the granting of adjustable rate mortgage loans and the origination of consumer, commercial real estate, and multi-family loans with shorter maturities.

Set forth below is a table showing Argo Savings' loan originations and loan and mortgage backed securities purchases, sales and principal repayments for the periods indicated:

                                                        Year Ended                             Year Ended
                                                        October 31                             December 31,
                                                      -----------------------------------------------------------------------------
                                                           1992             1993           1994            1995       1996
                                                      -----------------------------------------------------------------------------
                                                                                     (In Thousands)
Mortgage loans (gross):
 At beginning of period............................      $ 44,935        $  67,267        $ 83,312       $115,254      $147,490
                                                         --------        ---------        --------       --------      --------
Mortgage loans originated:
 One-to-four family................................        15,944           29,496          11,646         10,292        12,904
 Multi-family......................................           540              ---             179            ---           455
 Commercial real estate............................           ---              ---           1,100            890         1,440
                                                         --------        ---------        --------       --------      --------

   Total mortgage loans originated.................        16,484           29,496          12,925         11,182        14,799

 One-to-four family mortgage loans purchased.......        37,218          155,050         134,444         95,275        99,148
                                                         --------        ---------        --------       --------      --------

    Total mortgage loans originated and purchased..        53,702          184,546         147,369        106,457       114,719

Transfer of mortgage loans:
  to/from foreclosed real estate...................          (122)            (868)           (256)        (2,871)       (4,422)
  to mortgage-backed securities....................           ---           (7,679)            ---            ---           ---
Principal repayments...............................       (18,101)         (27,150)        (19,541)       (21,885)      (27,386)
Mortgage loans sold................................       (29,392)        (132,804)        (95,630)       (49,465)      (46,293)
                                                         --------        ---------        --------       --------      --------
  At the end of period.............................      $ 51,022        $  83,312        $115,254       $147,490      $183,336
                                                         ========        =========        ========       ========      ========

Other loans:
 At beginning of period............................         5,574            9,121           8,790          4,864         6,325
 Other loans originated............................         4,151           11,860          12,385         15,504        20,914
 Principal repayments..............................        (1,343)         (12,191)        (12,395)       (14,043)      (18,845)
 Other loans sold..................................           ---              ---          (3,916)           ---           ---
                                                         --------        ---------        --------       --------      --------
  At end of period.................................      $  8,368        $   8,790        $  4,864       $  6,325      $  8,394
                                                         ========        =========        ========       ========      ========

Mortgage-backed securities (gross):
 At beginning of period............................        22,805           15,384           8,494          6,597         5,661
 Mortgage-backed securities purchased..............           894              ---             ---            ---           ---
 Mortgage-backed securities sold...................           ---          (10,226)            ---            ---           ---
 Mortgage-backed securities transferred............        (3,221)           7,679             ---            ---           ---
 Principal repayments..............................        (4,118)          (4,343)         (1,897)          (936)         (734)
                                                         --------        ---------        --------       --------      --------
  At end of period.................................      $ 16,357        $   8,494        $  6,597       $  5,661      $  4,927
                                                         ========        =========        ========       ========      ========

Mortgage-backed securities held for sale:
  At beginning of period...........................           ---            3,075             ---            ---           ---
  Securities transferred...........................         3,221              ---             ---            ---           ---
  Principal repayments.............................           ---              ---             ---            ---           ---
Securities sold....................................           ---           (3,075)            ---            ---           ---
                                                         --------        ---------        --------       --------      --------
  At end of period.................................      $  3,221        $     ---        $ ------       $ ------      $    ---
                                                         ========        =========        ========       ========      ========

     Loan Origination and Other Fees.  In addition to interest earned on loans
     -------------------------------
and commitments for making loans, Argo Savings earns fees in connection with originating loans. Origination fees are a percentage of the principal amount of the mortgage loan charged to the borrower for the granting of the loan. Loan fees are accounted for by deferring all loan origination fees and certain direct costs associated with originations. Net deferred fees or costs are amortized as yield adjustments over the custodial life of the related loans using the interest method, adjusted for estimated prepayment based on the Savings Bank's historical prepayment experience. At December 31, 1996, Argo Savings had $93,000 in net deferred loan costs that will be recognized in future periods.

     Loan origination and commitment fee income vary with the volume and type of loans and commitments made and purchased and with competitive conditions in mortgage markets, which in turn tend to vary in response to the demand and availability of money.

     Argo Savings also receives other fees and charges relating to existing loans, which include late charges, and fees collected in connection with a change in borrower or other loan modifications.

     Problem Assets and Asset Classification. Loans are reviewed on a regular
     ---------------------------------------
basis and an allowance for loan losses is established when, in the opinion of management, the net realizable value of the property collateralizing the loan is less than the outstanding principal, and interest and the collectibility of the loan's principal and interest becomes doubtful. Argo Savings' procedures provide that when a loan becomes delinquent fifteen (15) days or more, the borrower is contacted. Typically, Argo Savings' will initiate foreclosure action against a borrower when principal and interest become ninety (90) days or more past due. Argo Savings' policy is to stop accruing interest for any loan in excess of ninety (90) days delinquent separate from management's analysis as to the future collectibility of the interest. It is the opinion of management that this policy is an appropriately conservative approach.

     Real estate acquired by Argo Savings as a result of foreclosure is carried at the lower of cost or fair value, net of estimated selling costs.

     The following table sets forth information with respect to the Company's non-performing assets as of the dates indicated. All non-performing loan totals exclude discounted loans receivable.

                                                                                     At December 31,
                                                               ---------------------------------------------------------
                                                                  1992         1993         1994         1995      1996
                                                                ---------------------------------------------------------
                                                                                   (Dollars in Thousands)
Loans 90 days or more delinquent............................     $1,078      $1,097       $2,324       $1,987      $3,942
                                                                 ======      ======       ======       ======      ======
Loans 90 days or more delinquent as
  a percentage of portfolio loans and loans
  held for sale, net of discount............................       1.41%       1.19%        1.98%        1.54%       3.12%
                                                                 ======      ======       ======       ======      ======

Foreclosed real  estate, net of related reserves............     $  453      $  554       $  359       $2,234      $3,913
                                                                 ======      ======       ======       ======      ======

Total loans 90 days or more delinquent and
 foreclosed real estate  to total assets....................       1.30%       1.31%        1.72%        2.26%       3.43%
                                                                 ======      ======       ======       ======      ======

     At December 31, 1996, the Company had $3.9 million of portfolio loans receivable and loans held for sale and $15.5 million of discounted loans receivable ninety (90) days or more delinquent. Discounted loans which are often purchased with the intent to foreclose and sell the underlying property are excluded from non-performing loans. In general, loans greater than ninety
(90) days delinquent are first liens on loans secured by one-to-four family residences. The Company's policy is to cease accruing interest on loans over ninety (90) days delinquent. Therefore, there were no loans ninety (90) days delinquent and accruing interest.

     At December 31, 1996, the Company had $3.9 million of foreclosed real estate which consisted of ninety-five (95) properties. The largest single balance was $263,000 secured by a single family residence in California. The increase is primarily the result of an increased investment in discounted loans. These loans were acquired with the intention of ultimate foreclosure and sale.

     OTS regulations require that each insured institution shall classify its owned assets on a regular basis. Additionally, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require assets to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuation as an asset of the institution is not warranted. The OTS recently discontinued classifying assets as "special mention" if such assets possessed weakness but did not expose the institution to sufficient risk to warrant classification in the Substandard category. Argo Savings, however, currently continues to designate assets as special mention.

     At December 31, 1996, Argo Savings had $3.0 million of loans and $3.9 million of foreclosed real estate classified as Substandard or Doubtful, respectively. Excluded from this total is the $15.5 million of discounted loans ninety (90) days or more past due. Management does not consider these loans non-performing and thus excludes them from all non-performing loan analysis and from all general valuation allowance analysis. If an asset or portion thereof is classified Loss, the insured institution must either establish specific allowances for loan losses in the amount of 100 percent of the portion of the asset classified Loss, or charge off such amount. At December 31, 1996, Argo Savings had no assets classified as Loss. General loss allowances established to cover possible losses related to assets classified Substandard or Doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. If an institution does not agree with an examiner's classification of an asset, it may appeal the determination. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance to financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement requires that institutions have effective systems and controls to identify, monitor and address asset quality problems, have analyzed all significant factors that affect the collectibility of the loan portfolio in a reasonable manner; and have established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

     Analysis of Allowance for Loan Losses.  The allowance for loan losses is
     -------------------------------------
maintained at a level determined to be adequate by management to absorb future charge-offs of loans deemed uncollectible. During the year ended December 31, 1996, the Savings Bank experienced an increase in the percentage of loans ninety
(90) days or more delinquent from 1.54% of portfolio loans receivable and loans held for sale to 3.12% of portfolio loans receivable and loans held for sale at December 31, 1996. Management believes that the allowances for loan losses are currently adequate. Currently, management is unaware of any identifiable charge-offs. In addition to the allowance for loan losses, the Savings Bank maintains an allowance for losses on foreclosed real estate. The balance at December 31, 1996, represents specific reserves currently in place on foreclosed real estate. As of December 31, 1996, all of the allowance for loan losses pertains to a general allowance. Argo Savings had no specific reserves established at December 31, 1996, other than the reserves against foreclosed real estate. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off.

     Determination of an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. Primary considerations in this evaluation are prior loan loss experience, the character and mix of the loan portfolio, adverse situations which may affect a borrower's ability to repay, size of the loan portfolio, business and economic conditions and management's estimate of potential losses. While management uses all available information, including the monitoring of the economic conditions in the geographic regions in which the loan portfolio is located, future additions to the allowance may be necessary based on estimates that are susceptible to significant revision as a result of changes in economic conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review Argo Savings' allowance for loan losses. Such agencies may require Argo Savings to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The following table sets forth information with respect to the Argo Savings' allowance for loan losses by loan category for the periods and at the dates indicated.

                                                                            December 31
                                                 ------------------------------------------------------------------
                                                       1992        1993        1994        1995        1996
                                                 -------------------------------------------------------------------
                                                                    (Dollars in thousands)
Balance at beginning of period:
 One-to-four family.................................    $128       $138         $313       $315        $330
 Multi-family.......................................      14         14           14         14          14
 Commercial loans...................................     216        216          216        216         216
 Other loans........................................     000         13           70         68          27
                                                        ----       ----         ----       ----        ----
  Total.............................................      13        381          613        613         587
                                                        ----       ----         ----       ----        ----

 Provision for loan losses
  One-to-four family................................      10        175           48         96         248
  Multi-family......................................     ---        ---          ---        ---         ---
  Commercial loans..................................     ---        ---          ---        ---         ---
  Other loans.......................................     ---         70          ---        (41)        ---
                                                        ----       ----         ----       ----        ----
   Total............................................      10        245           48        (55)        248
                                                        ----       ----         ----       ----        ----

Transfer to allowance for losses on foreclosed
  real estate.......................................     ---        ---          (43)       (45)        (77)
                                                        ----       ----         ----       ----        ----

 Charge-offs
  One-to-four family................................     ---        ---           (5)       (36)        ---
  Multi-family......................................     ---        ---          ---        ---         ---
  Commercial loans..................................     ---        ---          ---        ---         ---
  Other loans.......................................     ---        (13)         ---        ---         (93)
                                                        ----       ----         ----       ----        ----
   Total............................................     ---        (13)          (5)       (36)        (93)
                                                        ----       ----         ----       ----        ----

Balance at end of period
 One-to-four family.................................     138        313          315        330         412
 Multi-family.......................................      14         14           14         14          14
 Commercial loans...................................     216        216          216        216         216
 Other loans........................................      13         70           68         27          23
                                                        ----       ----         ----       ----        ----
  Total.............................................    $381       $613         $613       $587        $665
                                                        ====       ====         ====       ====        ====

Ratio of net charge-offs during the period to
 loans receivable, excluding discounted loans.......     ---        .01          .04        .04         .11
                                                        ====       ====         ====       ====        ====

Ratio of allowance for loan losses to net
 loans receivable, excluding discounted loans.......     .51        .68          .52        .45         .53
                                                        ====       ====         ====       ====        ====

MORTGAGE-BACKED SECURITIES

     The Savings Bank has an investment in mortgage-backed securities and has, at times, utilized such investments as an alternative to mortgage lending. All of the mortgaged-backed securities are insured or guaranteed by the Government National Mortgage Association ("GNMA"), FNMA or FHLMC. At December 31, 1996, gross mortgaged-backed securities, totaled $4.9 million or 2.15% of total assets.

PURCHASED MORTGAGE SERVICING RIGHTS

     PMSRs represent the right to receive a fee for the collection and administration of the mortgage payments on the loans being serviced for others. The servicing of mortgages primarily consists of the collection of monthly principal and interest payments, collection and disbursement of escrow funds for taxes and insurance, providing various customer services and account maintenance, reporting, foreclosure processing, and investor notification. For performing these administrative tasks, the servicer retains a monthly servicing fee generally calculated as a percentage of the outstanding loan balance, and holds the escrowed payments for taxes and insurance in non-interest-bearing custodial accounts. The servicing fee is intended to cover anticipated operating expenses incurred in servicing the loans and to provide for an adequate profit margin. Argo Bancorp uses an independent servicing operation to perform the administrative activities discussed above under a subservicing agreement. Argo Bancorp's primary administrative task associated with PMSRs is to review monthly analyses of all servicing and accounting reports prepared by the subservicer and to perform regular on-site inspections and reviews of the subservicer's operations.

     Prior to completing any acquisition of servicing rights, Argo Bancorp analyzes a wide range of parameters with respect to each portfolio under consideration. This review includes the projected revenues and expenses, geographic distribution, interest rate distribution, loan-to-value ratios, outstanding balances, delinquency history and other statistics. Due diligence is either performed by Argo Savings' employees or a designated independent contractor on a representative sample of the mortgages involved. The purchase price is based on the present value of the expected future stream of cash flows, computed by using a discount rate that management considers to appropriately reflect the risk associated with the investment, and using a loan prepayment assumption that management considers to be conservative relative to the characteristics of the serviced loans. Management does not purchase PMSRs with recourse servicing, thus Argo Bancorp is not subject to the risk of and costs (including foreclosure costs) associated with borrower default on the underlying loans.

     Mortgage servicing activities carry interest rate risk since the total amount of servicing fees earned, as well as the amortization of the investment in the servicing rights, fluctuate based on loan prepayments which generally are results of changes in market interest rates and the effect of these changes on the average life of the underlying residential mortgage loans. Prepayment of the mortgage loans may be influenced by a variety of economic, geographic, social, and other factors and, most importantly, the difference between interest rates on the mortgage loans underlying the PMSRs and prevailing mortgage rates available for comparable mortgages.

     The value of PMSRs decreases in a decreasing interest rate environment and increases in an increasing interest rate environment due to the actual or anticipated fluctuation in the prepayment speeds of the underlying mortgage loans. The value of the PMSRs reacts inversely with the other interest-earning assets of Argo Savings. The value of mortgage loans, comprising the majority of Argo Savings' assets, decreases in a rising interest rate environment and increases in a declining interest rate environment. Thus, the PMSRs act as a natural hedge against the mortgage loans in Argo Savings' portfolio in a changing interest rate environment.

     A portion of Argo Bancorp and Argo Savings' business consists of servicing loans for others. Mortgage loans serviced for others are an off-balance sheet item and, therefore, the principal balance of the serviced loans is not included
on Argo Bancorp's Consolidated Statements of Financial Condition.   The cost of
acquiring the right to service the mortgage loans is carried as a capitalized asset. The cost of the acquisition of PMSRs represents the right to receive a future cash flow. During December of 1996, Argo Savings entered into a contract to acquire PMSR's with an underlying mortgage, principal balance of approximately $83.2 million for a purchase price of $1.1 million. The cost of acquiring servicing rights purchased is amortized in proportion to and over the period of estimated servicing income based on management's estimate of remaining loan lives. Other loan servicing costs are netted against servicing income as incurred.

     Argo Savings has invested $4.2 million for an equity interest in two limited partnerships whose business activity is to purchase current mortgage servicing rights. There are several equity investors in each partnership. The purchase of the servicing rights is then leveraged on a 1:1 ratio, allowing the partnership to purchase rights equal to two times the equity investment by its partners. The cost of the borrowings, as well as the service fee income and expense and related amortization, is recorded at the limited partnership level. Each quarter, financial statements are issued to the investors and the pro-rata share of the income for each investor is calculated. At the end of five years, or at such time as the investors may agree, the servicing rights will be sold and the proceeds divided pro-rata among the investors. As with a direct investment in PMSRs, the collateral behind the equity investment is the servicing rights. All limited partnership purchases of servicing rights must be approved by all equity investors and undergo the same stringent guidelines outlined previously for direct purchases of servicing. The task of finding and acquiring the servicing rights controlled by the partnership as well as all associated administrative duties, is assigned to Dovenmuehle Mortgage, Inc. ("DMI"), the general partner of each limited partnership. DMI also services the PMSRs in each partnership. Each limited partnership is audited annually by an independent auditor and an independent third party valuation is performed annually. The results of both reviews are sent directly to each investor.

     Because the servicing rights purchased by the limited partnerships were purchased in the latter half of 1993, and early 1994, during the lowest interest rate environment in twenty years, the value of the PMSR investment has not experienced any significant erosion as of December 31, 1996. The return on the Savings Bank's PMSRs investment as approximately 8.3%. This investment constitutes 41.21% of Argo Savings' capital at December 31, 1996, and is well within the limit allowed by federal regulations. Another benefit derived from the PMSRs is the interest free custodial accounts comprised of the borrowers' taxes and insurance escrows and, for a short time period, the float on their principal and interest payments. The custodial balances are maintained in interest free accounts and are not affected by changes in interest rates. The custodial balances relating to the servicing owned at December 31, 1996, were $5.0 million.

INVESTMENT ACTIVITIES

     The Savings Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Savings Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1996, the Savings Bank's liquidity ratio (liquid assets as a percentage of deposits and borrowings payable in one year or less) was 6.75%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sources of Funds and Liquidity and Capital Resources" in the 1996 Annual Report incorporated by reference herein.

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

     Generally, the investment policy of the Savings Bank is to invest funds among various categories of investments and maturities based upon the Savings Bank's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives. It is the Savings Bank's general policy to invest in certificates of deposit, overnight funds, and securities which are U.S. Government securities and federal agency obligations, and other issues that are rated investment grade. At December 31, 1996, Argo Bancorp had $226,000 of investment securities available for sale with an aggregate market value of $282,000.

The following table sets forth the carrying value of Argo Bancorp's consolidated investment securities and securities held for sale, and short-term investments, at the dates indicated.

                                                                            At December 31,
                                               -------------------------------------------------------------------
                                                        1994                    1995                  1996

                                               ----------------------    -------------------   -------------------
                                                Carrying       Fair      Carrying     Fair      Carrying    Fair
                                                 Value         Value       Value      Value     Value       Value
                                                ------        -------    --------   --------   ---------   -------
                                                                             (In thousands)
Interest-earning deposits:

 Certificates of deposit.....................   $   208       $   208      $  ---      $  ---   $  ---     $  ---
 FHLB daily investment.......................     1,910         1,910       2,537       2,537      356        356
 Other Investments...........................       130           130       1,300       1,300      402        402
                                                -------       -------      ------      ------   ------     ------
   Total interest-earning deposits...........   $ 2,348       $ 2,348      $3,837      $3,837   $  758     $  758
                                                =======       =======      ======      ======   ======     ======

Investment Securities:

FHLB-Chicago stock
  (investment required by law)...............     2,576         2,576       2,669       2,669    3,428      3,428
                                                -------       -------      ------      ------   ------     ------

Investment securities available
for sale:

 U.S. Government obligations and
    agencies.................................     4,510         4,510         603         603      399        399
 Municipal and state Governments
   and agencies..............................       562           562         619         619      203        203
Marketable equity securities.................     1,024         1,024         639         639      282        282
Mortgage-backed securities...................     6,395         6,395       5,712       5,712    4,904      4,904
                                                -------       -------      ------      ------   ------     ------
   Total investment securities
    available for sale.......................   $12,491       $12,491      $7,573      $7,573   $5,788     $5,788
                                                =======       =======      ======      ======   ======     ======

The table below sets forth certain information regarding the amortized cost, weighted average yields and maturities of investment securities at December 31, 1996.

                                                                      Weighted
                                                    Amortized          Average
Maturing                                                 Cost            Yield
--------                                            ---------        ---------
Within one year....................................    $3,884             6.56%

After one year  through five years.................       805             7.79

Due after five through ten years...................       333             7.69

Due after ten years................................       522             9.57

Marketable equity securities.......................       226              ---

Federal Home Loan Bank of Chicago stock
  (investment required by law).....................     3,428              ---
                                                     --------            ------
                                                     $  9,198              ---%
                                                     ========            ======

SOURCES OF FUNDS AND BORROWINGS

     General.  Deposits are the major source of Argo Savings' funds for lending
     -------
and other investment purposes. In addition to deposits, Argo Savings derives funds from loan principal repayments, proceeds from sales of loans, borrowings, and the custodial balances on loans serviced for others. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in the availability of other sources of funds. They may also be used on a longer term basis for general business purposes.

     Deposits.  Argo Savings offers a number of deposit accounts, including
     --------
tiered passbook, NOW accounts, money market accounts and certificate accounts currently ranging in maturity from seven days to ten years. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the period the funds must remain on deposit and the interest rate. Argo Savings in the past has utilized brokered deposits, and will continue to use this source of funds as needed in the future. Argo Savings had $6.7 million in brokered deposits at December 31, 1996. Argo Savings has traditionally priced its deposit products at or near market rates in its primary market.

Deposit Flow.  The following table sets forth the change in dollar amount of
------------
savings accounts offered by Argo Savings between the dates indicated.

                          Amount at   Percent               Amount at   Percent                Amount at   Percent
                          Dec.  31,  of Total    Increase   Dec. 31,   of  Total    Increase   Dec. 31,   of Total    Increase
                            1994     Deposits   (Decrease)    1995      Deposits   (Decrease)    1996     Deposits   (Decrease)
                          ---------  ---------  ----------  ---------  ----------  ----------  ---------  ---------  ----------
                                                                     (Dollars in thousands)
Passbook accounts.......   $ 21,196      21.0%   $ (3,528)   $ 18,516       15.0%   $ (2,680)   $ 18,349      12.2%   $   (167)
NOW accounts............     13,781      13.7       2,178      12,830       10.4        (951)     12,426       8.3        (404)
Money market accounts...      4,083       4.1         639       4,483        3.6         400       4,957       3.3         474
                           --------     -----    --------    --------      -----    --------    --------     -----    --------

Total...................     39,060      38.8        (711)     35,829       29.0      (3,231)     35,732      23.8         (97)
                           --------     -----    --------    --------      -----    --------    --------     -----    --------


Certificate accounts:
 3.99% or less..........      6,011       6.0     (24,516)         18        ---      (5,993)         52       ---          34
 4.00% to 4.99%.........     17,190      17.1       7,770       5,457        4.4     (11,733)        769       0.5      (4,688)
 5.00% to 5.99..........     23,109      22.9      21,035      36,937       30.0      13,828      71,169      47.2      34,232
 6.00% to 6.99..........     12,775      12.7      10,245      30,560       24.7      17,785      39,194      26.0       8,634
 7.00% to 7.99..........      2,252       2.2         (74)     14,550       11.8      12,298       3,612       2.4     (10,938)
 8.00% to 8.99..........        300        .3        (875)        133         .1        (167)         99        .1         (34)
 9.00% to 9.99..........        ---       ---        (397)        ---        ---         ---         ---       ---         ---
                           --------     -----    --------    --------      -----    --------    --------     -----    --------
  Total.................     61,637      61.2      13,188      87,655       71.0      26,018     114,895      76.2      27,240
                           --------     -----    --------    --------      -----    --------    --------     -----    --------

Total deposits..........   $100,697     100.0%   $ 12,477    $123,484      100.0%   $ 22,787    $150,627     100.0%   $ 27,143
                           ========     =====    ========    ========      =====    ========    ========     =====    ========

Weighted Average Rate...                 4.32%                              5.17%                             5.13%
                                        =====                              =====                             =====
-------------------------------------------------------------------------------------------------------------------------------

     See Note 9 in the 1996 Annual Report to the Stockholders, incorporated by reference herein for a weighted average percentage by deposit type.

     Certificate Accounts.  The following table presents the amount of
     --------------------
certificate accounts outstanding at December 31, 1996, and the periods to maturity or repricing.

                                                            Weighted
                                                             Average
                                                 Amount       Rate
                                               ----------  -----------
                                               (Dollars in thousands)
Within one year (1)...........................   $ 48,570        5.46%
One to three years............................     57,111        5.96
Thereafter....................................      9,214        6.24
                                                 --------        ----

Total.........................................   $114,895        5.77%
                                                 ========        ====

(1) Includes a $13.0 million certificate which reprices annually and matures in two (2) years.


     At December 31, 1996, Argo Savings had outstanding $36.5 million of certificate of deposit accounts in amounts of $100,000 or more maturing or repricing as follows:

                                                   Amount
                                               --------------
                                               (In thousands)

Three months or less..........................       $   239
Over three through six months.................         2,255
Over six through 12 months....................        20,899
Over 12 months................................        13,094
                                                     -------

Total.........................................       $36,487
                                                     =======

     Certificate Accounts Classified by Rates.  The following table sets forth
     ----------------------------------------
the certificate accounts of Argo Savings classified by rates as of the dates indicated.

                                                        At December 31,
                                                 ----------------------------
Rate                                              1994       1995        1996
----                                              ----       ----        ----
3.99% or less.................................   6,011         18          52
4.00% to 4.99%................................  17,190      5,457         769
5.00% to 5.99:................................  23,109     36,937      71,169
6.00% to 6.99%................................  12,775     30,560      39,194
7.00% to 7.99%................................   2,252     14,550       3,612
8.00% to 8.99%................................     300        133          99
Total......................................... $61,637    $87,655    $114,895
                                               =======    =======    ========

     Deposit Activity.  The following table sets forth the savings activities of
     ----------------
Argo Bancorp for the periods indicated.

                                                        Year Ended
                                                        December 31
                                               -----------------------------
                                                  1994      1995      1996
                                                  ----      ----      ----
                                                      (In thousands)
(Withdrawals) in excess
 of deposits.................................. $ 8,943   $17,177   $18,123
Interest credited.............................   3,534     5,610     9,020
                                               -------   -------   -------
 Net increase (decrease) in
  savings deposits............................ $12,477   $22,787   $27,143
                                               =======   =======   =======

     Substantially all of Argo Savings' depositors are residents of Illinois and Indiana.

     Borrowings. Argo Bancorp's borrowings consist of three (3) notes payable.
     ----------
The first note payable for $1,026,000, matures on October 31, 1997, and is an unsecured note due to the former shareholders of On-Line. This note payable has a fixed interest rate of 5.90%. The second note payable for $2,227,000 is drawn on a $6.0 million open line with a third party financial institution and is collateralized by Argo Savings' stock. The interest rate on this note adjusts monthly at prime. The proceeds from this note were used to infuse additional capital of $1.5 million into Empire/Argo Mortgage, LLC and to pay-off promissory notes originated in 1994. Also included is On-Line's note payable of $975,000, which is an open line of credit totaling $1.0 million with a third party commercial institution. This note adjusts monthly at prime.

     Included in other borrowings for the year ended December 31, 1996, is $4.3 million in capital lease obligations for premises and equipment arising from the acquisition of On-Line.

     Savings deposits are the primary source of funds of Argo Savings' lending and investment activities and for its general business purposes. Argo Savings can also borrow funds from the FHLB of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB has served as Argo Savings' primary borrowing source. Advances from the FHLB are secured by Argo Savings' stock in the FHLB and a portion of Argo Savings' portfolio of first mortgage loans. The rates on these advances vary from time to time in response to general economic conditions. At December 31, 1996, Argo Savings had $16.6 million of fixed rate advances from the FHLB with interest rates ranging from 4.8% to 8.43%. At December 31, 1996, Argo Savings had overnight advances
outstanding of  $25.7 million  at a weighted interest  rate of  5.59%.   The
FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, Argo Savings is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States Government or its agencies) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and the amount of advances is based either on a fixed percentage of an association's net worth or on the FHLB's assessment of an association's creditworthiness.

     The following table sets forth certain information regarding borrowings by Argo Bancorp on a consolidated basis at the end of and during the periods indicated. The borrowings at and during the periods consisted of FHLB advances, reverse repurchase agreements and promissory notes. The weighted average was computed on a monthly average basis.

                                                                  At December 31,
                                                          -------------------------------
                                                             1994       1995       1996
                                                          ---------  ---------  ---------
Weighted average interest rate at end of year paid on:

 FHLB advances..........................................      5.83%      5.85%      5.80%

 Other borrowings.......................................      9.28       8.91       8.48

                                                                     During the Year
                                                                     At December 31,
                                                            ----------------------------
                                                             1994       1995       1996
                                                            ------     ------     ------
                                                               (Dollars in thousands)
Maximum amount of borrowings
 outstanding at any month end:

 FHLB advances..........................................   $34,566    $38,416    $45,257

 Other borrowings.......................................     5,060      8,120      8,760

                                                                    During the Year
                                                                    At December 31,
                                                            ----------------------------
                                                             1994       1995       1996
                                                            ------     ------     ------
                                                               (Dollars in thousands)
Average borrowings outstanding with respect to:

 FHLB advances..........................................   $23,856    $32,852    $34,608
 Other borrowings.......................................     2,336      5,916      7,669
                                                           -------    -------    -------

  TOTAL.................................................   $26,192    $38,768    $42,277
                                                           =======    =======    =======

Weighted average interest rate during the year paid on:

 FHLB advances..........................................      4.88%      6.06%      5.69%

 Other borrowings.......................................      7.33       7.86       8.60
                                                           -------    -------    -------

  TOTAL WEIGHTED AVERAGE................................      5.10%      6.34%      6.20%
                                                           =======    =======    =======

SUBSIDIARIES

     Argo Savings has two wholly-owned subsidiaries, Argo Mortgage Corp. and Dolton-Riverdale Savings Service Corp. Argo Mortgage Corp. engages in mortgage brokerage activities that focus on the purchase and sale of deeply discounted mortgage loans into the secondary market. Dolton-Riverdale Savings Service Corp. sells insurance annuities to the customer base of Argo Savings. Argo Savings also has a majority interest in a limited liability corporation, Margo Financial Services, LLC ("Margo"). The primary activity of Margo is the origination of mortgage loans for portfolio and sale into the secondary market. At December 31, 1996, Argo Savings' had an equity investment in Argo Mortgage, Dolton-Riverdale Savings Service Corp., and Margo of $39.6 million, $35,000 and $58,000, respectively.

COMPETITION

     Argo Savings faces strong competition in attracting deposits and in originating real estate loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions, savings banks and from commercial banks located in its primary market area. Particularly in times of high interest rates, Argo Savings also faces additional significant competition for investor funds from short-term money market securities and other corporate and government securities. Argo Savings' competition for real estate loans comes principally from other thrift institutions, commercial banks and mortgage banking companies. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

     Argo Savings competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers and home builders. It competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, and convenient office locations.

     Argo Savings is a community oriented savings institution and competes with many financial institutions in its primary market area, most of which have assets which are significantly larger than the assets of Argo Savings. Management considers the Savings Bank's reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area. The Savings Bank also believes it benefits from its community bank orientation as well as it has a relatively high core deposit base.

PERSONNEL

     As of December 31, 1996, the Savings Bank including its subsidiaries, had fifty (50) full-time employees and nine (9) part-time employees. On-Line had eighty (80) full-time employees and two (2) part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

                          REGULATION AND SUPERVISION

GENERAL

     The Company, as a savings and loan holding company, is required to file certain reports, and otherwise comply, with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). Additionally, the activities of savings institutions, such as the Savings Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

     The Savings Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. Argo Savings is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Savings Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Savings Bank and their operations. Certain of the regulatory requirements applicable to the Savings Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Savings Bank and the Company.

HOLDING COMPANY REGULATION

     The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not be restricted under existing laws as to the types of business activities in which it may engage, provided that Argo Savings continues to be a qualified thrift lender ("QTL"). Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation. Recently proposed legislation could restrict the activities of unitary savings and loan holding companies.

     The Company's acquisition of On-Line in 1995 was in compliance with existing laws and did not impact the unitary savings and loan holding company status.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5.0% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions, as described below. The Savings Bank must notify the OTS thirty (30) days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

FEDERAL SAVINGS INSTITUTION REGULATION

     Capital Requirements.  The OTS capital regulations require savings
     --------------------
institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3.0% leverage (core capital) ratio and an 8.0% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2.0% tangible capital standard, a 4.0% leverage
(core) capital ratio (3.0% for institutions receiving the highest rating on the CAMEL financial institution rating system) and, together with the risk-based capital standard itself, a 4.0% Tier I risk-based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weighting ranging from 0.0% to 100.0%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100.0% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0% multiplied by the estimated economic value of the institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12.0% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1996, the Savings Bank met each of its capital requirements, and it is anticipated that Argo Savings will not be subject to the interest rate risk component.

                                                                  Capital
                                               ----------------------------------------------
                                               Actual   Required  Excess   Actual   Required
                                               Capital  Capital   Amount  Percent    Percent
                                               -------  --------  ------  --------  ---------
                                                           (Dollars in thousands)
Tangible.....................................  $12,547    $3,229  $9,318     5.83%       1.5%
Core (Leverage)..............................   12,547     6,457   6,090     5.83        3.0
Risk-based:
  Tier I (core)..............................   12,547     8,610   3,937    10.29        4.0
  Total......................................   13,212     9,749   3,463    10.84        8.0

    A reconciliation between regulatory capital and GAAP capital at December 31, 1996, in the accompanying consolidated financial statements is presented below:

                                                                            Total
                                                    Tangible     Core    Risk-based
                                                     Capital   Capital     Capital
                                                    ---------  --------  -----------
                                                              (In thousands)
GAAP capital originally reported to regulatory
 authorities and on accompanying consolidated
 financial statements.............................   $12,775   $12,775      $12,775

Regulatory capital adjustments:
 Adjustment for net unrealized gains (losses) in
  available for sale securities...................       (23)      (23)         (23)
 General valuation allowances.....................       ---       ---          665
 Other............................................   $  (205)  $  (205)     $  (205)
                                                     -------   -------      -------
 Regulatory Capital...............................   $12,547   $12,547      $13,212
                                                     =======   =======      =======

     Prompt Corrective Regulatory Action.  Under the OTS prompt corrective
     -----------------------------------
action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0% and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4.0% and its ratio of core capital to total assets is at least 4.0% (3.0% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to weighted assets of less of than 8.0%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4.0% or a ratio of core capital to total assets of less than 4.0% (3.0% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6.0%, a Tier I risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized". A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within forty-five (45) days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. Additionally, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS may also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. The Savings Bank is considered well capitalized under prompt corrective action regulations.

     Insurance of Deposit Accounts.  Argo Savings is a member of the SAIF,
     -----------------------------
which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and require reporting by, FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5.0%, a ratio of Tier I or core capital to risk-weighted assets ("Tier I risk-based capital") of at least 6.0% and a risk-based capital ratio of at least 10.0%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier I risk-based capital ratios of less than 4.0% or a risk-based capital ratio of less than 8.0%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. For the first nine (9) months of 1996, the assessment schedule for well capitalized BIF members and SAIF members was .23% of deposits.

     On September 30, l996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act"), which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Savings Bank, to recapitalize the SAIF and spread repayment of Financing Corporation Bonds ("FICO") across all SAIF and BIF members. The FDIC special assessment levied was 65.7 basis points on the amount of SAIF assessable deposits held as of March 31, l995. The special assessment was recognized in the third quarter and is tax deductible. The Savings Bank recognized $789,000 in connection with the FDIC special assessment. This legislation should eliminate the substantial disparity between the amount that BIF and SAIF members have been paying in deposit insurance premiums.

     Under legislation, the FDIC estimated that BIF members will be paying a portion of the FICO payment equal to 1.3 basis points on BIF-insured deposits on January 1, l997, compared to 6.5 basis points on SAIF-insured deposits, and will pay a pro rata share of the FICO payment on the earlier of January 1, 2000, or the date upon which the last savings association ceases to exist. The legislation also requires the BIF and SAIF to be merged by January 1, l999, provided that subsequent legislation is adopted to eliminate the savings association charter and there are no remaining savings associations as of that date.

     The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payment of 1.3 basis points, while SAIF deposits will pay 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000, or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     Argo Savings' assessment rate for fiscal 1996 was 23 basis points and the premium paid for this period was $283,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Savings Bank.

     The FDIC has recently proposed to lower SAIF assessments to a range comparable to that of BIF members, although SAIF members must also make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis or whether the BIF and SAIF will eventually be merged.

     Thrift Rechartering Legislation.  The Deposit Insurance Funds Act provides
     -------------------------------
that the BIF and SAIF will merge on January 1, 1999, if there are no more savings association as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997, that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished.
Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998, in one bill, June 30, 1998, in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two (2) year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfathered provision for unitary savings and loan holding company activities. Argo Savings is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

     Loans to One Borrower.  Under the HOLA, savings institutions are generally
     ---------------------
subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1996, the Savings Bank's largest aggregate outstanding balance of loans to one borrower consisted of a $1.2 million, which does not exceed the Savings Bank's loan to one borrower limit. All loans to this borrower were current.

     QTL Test.  The HOLA requires savings institutions to meet a QTL test.
     --------
Under the QTL test, a savings and loan association is required to maintain at least 65.0% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20.0% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine (9) months out of each twelve (12) month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1996, the Savings Bank maintained 99.0% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Limitation on Capital Distributions.  OTS regulations impose limitations
     -----------------------------------
upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier I Association") and has not been advised by the OTS that it is in need of more than normal supervision may, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100.0% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75.0% of its net income for the previous four quarters. Any additional capital distributions require prior regulatory approval. In the event the Savings Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. The OTS has proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided the payment does not make the institution undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1996, the Savings Bank was a Tier I Association.

     Liquidity.  The Savings Bank is required to maintain an average daily
     ---------
balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5.0%, but may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's liquidity and short-term liquidity ratios for December 31, 1996, were 6.75% and 6.20%, respectively, which exceeded the then applicable requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments.  Savings institutions are required to pay assessments to the
     -----------
OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Savings Bank's latest quarterly Thrift Financial Report. The assessments paid by the Savings Bank for the fiscal year ended December 31, 1996, totaled $52,000.

     Branching.  OTS regulations permit nationwide branching by federally
     ---------
chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     Transactions with Related Parties.  The Savings Bank's authority to engage
     ---------------------------------
in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10.0% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20.0% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. Additionally, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Savings Bank's authority to extend credit to executive officers, directors and 10.0% shareholders ("insiders"), as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to insiders based, in part, on the Savings Bank's capital position and requires certain board approval procedures to be followed.

     Enforcement.  Under the FDI Act, the OTS has primary enforcement
     -----------
responsibility over savings institutions and has the authority to bring actions against the institution and all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to placement of an institution into receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and an amount to $25,000 per day, or even $1.0 million per day in especially severe cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have
     ----------------------------------
adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL HOME LOAN BANK SYSTEM

     The Savings Bank is a member of the FHLB System, which consists of twelve
(12) regional FHLBS. The FHLB provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20/th/ of its advances (borrowings) from the FHLB-Chicago, whichever is greater. The Savings Bank was in compliance with this requirement, with an investment in FHLB-Chicago stock at December 31, 1996, of $3.4 million. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLB imposing a higher rate of interest on advances to their members. Dividends from the FHLB-Chicago to the Savings Bank amounted to $188,000 and $175,000 for the year ended December 31, 1996, and 1995, respectively. If dividends were reduced, or interest on future advances increased, the Savings Bank's net interest income might also be reduced.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). Effective December 19, 1995, the Federal Reserve Board regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $52.0 million or less (subject to adjustment by the Federal Reserve Board), the reserve requirement is 3.0%; for accounts greater than $52.0 million, the reserve requirement is $1.56 million plus 10.0% (subject to adjustment by the Federal Reserve Board between 8.0% and 14.0%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Savings Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General.  The following is a discussion of material tax matters and does
     -------
not purport to be a comprehensive description of the tax rules applicable to Argo Savings or Argo Bancorp. The Companies have not been audited by the IRS during the last ten (10) years. For federal income tax purposes Argo Bancorp and its subsidiaries file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the tax reserve for bad debts, discussed below.

RECENT TAX LEGISLATION REGARDING TAX BAD DEBT RESERVES

     Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act'), for federal income tax purposes, thrift institutions such as Argo Savings, which met certain definitional tests primarily relating to their asset and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specific limitations, be deducted in arriving at their taxable income. Argo Savings' deduction with respect to "qualifying loans", which are generally loans secured by certain interests in real property, could be computed using an amount based on a six (6) year moving average of Argo Savings' actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of Argo Savings' taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amounts of any permitted addition to the non-qualifying reserve.

     Under the Small Business Act, the PTI Method was repealed and Argo Savings will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with Argo Savings' taxable year beginning January 1, 1996. In addition, Argo Savings will be required to recapture (i.e., take into taxable income) over a six (6) year period, beginning with the Savings Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995, over the greater of (s) its "base year reserve," i.e., the balance of such reserves as of December 31, 1987, or (b) an amount that would have been the balance of such reserves as of December 31, 1995, had Argo Savings always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two (2) successive taxable years beginning January 1, 1996, in which the Savings Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by Argo Savings during its six (6) taxable years preceding January 1, 1996.

     Distributions.  To the extent that Argo Savings makes "nondividend
     -------------
distributions: to shareholders, such distributions will be considered to result in distributions from Argo Savings base year reserve to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of Argo Savings' current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in Argo Savings' income.

     The amount of additional taxable income created from a nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in certain instances, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 34.0% federal corporate income tax rate.

     Corporate Alternative Minimum Tax.  The Internal Revenue Code of 1986, as
     ---------------------------------
amended (the "Code") imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20.0%. Only 90.0% of AMTI can be offset by net operating loss carryovers of which Argo Savings currently has about $374,000. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, Argo Savings' AMTI is increased by an amount equal to 75.0% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including Argo Savings, whether or not an AMT is paid. Under pending legislative proposals, the environmental tax would be extended to taxable years beginning before January 1, 2007. Argo Savings does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

     Elimination of Dividends: Dividends Received Deduction.  Argo Bancorp may
     ------------------------------------------------------
exclude from its income 100.0% of dividends received from Argo Savings as a member of the same affiliated group of corporations. A 70.0% dividends received deduction generally applies with respect to dividends received from domestic corporations that are not members of such affiliated group, except that an 80.0% dividends received deduction applies if Argo Bancorp and Argo Savings own more than 20.0% of the stock of the corporation paying a dividend. Under pending legislative proposals, the 70.0% dividends received deduction would be reduced to 50.0% with respect to dividends paid after enactment of such legislation.

STATE AND LOCAL TAXATION

     State of Illinois.  Argo Bancorp and Argo Savings filed an Illinois income
     -----------------
tax return. For Illinois income tax purposes, Argo Bancorp and Argo Savings are taxed at an effective rate equal to 7.3% of Illinois Taxable Income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois taxable income of the Savings Bank.

     As a Delaware holding company, Argo Bancorp has registered as a foreign corporation authorized to transact business in Illinois. As such, it files an Illinois Foreign Corporation Annual Report and pays an annual franchise tax to the State of Illinois.

     State of Delaware.  As a Delaware holding company not earning income in
     -----------------
Delaware, the Company is exempted from Delaware corporate income tax but files an annual report with and pays an annual franchise tax to the State of Delaware.

RECENT AND PROPOSED CHANGES IN ACCOUNTING RULES

     The Financial Accounting Standards Board ("FASB") recently adopted or issued proposals and guidelines which may have a significant impact on the accounting practices of commercial enterprises in general and financial institutions in particular.

     In June 1996, the Financial Accounting Standard Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishers of Liabilities." This Statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. In December 1996, the FASB issued SFAS No. 127 which deferred the effective date on certain components of SFAS No. 125 until January 1, 1998. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. The Company does not expect this pronouncement to have a significant impact on its consolidated financial condition or results of operations.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company is located and conducts its business at its home office in Summit, Illinois, located at 7600 W. 63rd Street, Summit, and four (4) branch offices located in Bridgeview, the near West Side of Chicago, Dolton, and Gurnee, Illinois. The Savings Bank conducts its business through its home office. On-Line is located and conducts its business at its office in Oak Brook, Illinois located at 900 Commerce Drive. The Company believes that the Argo Savings' and On-Line's current facilities are adequate to meet the present and immediately foreseeable needs of the Company. See Note 5 to the Notes to Consolidated Financial Statements for the net book value of the property of the Company.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     During the fourth quarter of the fiscal year ended December 31, 1996, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                   PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" in the 1996 Annual Report to Stockholders on pages 52 through 55 is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-------------------------------------------------------------------

     The above-captioned information appears under the caption "Management's Discussion and Analysis of Financial Condition" of the 1996 Annual Report to Stockholders on pages 3 through 15 and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The Consolidated Financial Statements of Argo Bancorp, Inc. and its subsidiaries as of December 31, 1996, and 1995, together with the report thereon by KPMG Peat Marwick LLP appears in the Registrant's 1996 Annual Report to Stockholders, on pages 16 through 51 incorporated herein by reference.

ITEM 8.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.


                                   PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     Information regarding the directors of the Holding Company is omitted from this Report as the Holding Company intends to file a definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on May 28, 1997, and the information to be included therein under the heading "Information with respect to the Nominees, Continuing Directors and Certain Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The information relating to executive compensation is omitted from this Report as the Holding Company intends to file a definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on May 28, 1997, and the information to be included therein under headings "Director's Compensation" and "Executive Compensation" is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is omitted from this Report as the Holding Company intends to file a definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on May 28, 1997, and the information to be included therein under the headings "Security Ownership of Certain Beneficial Owners" and "Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers" is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information relating to certain relationships and related transactions is omitted from this Report as the Company intends to file a definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on May 28, 1997, and the information to be included therein under the heading "Indebtedness of Management and Transactions with Certain Related Persons" is incorporated herein by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K
--------------------------------------------------------------------------

     (a)(1)  FINANCIAL STATEMENTS

     The following consolidated financial statements of the Registrant and its subsidiaries, together with the report thereon of KPMG Peat Marwick LLP dated April 9, 1997, appearing in the 1996 Annual Report of Stockholders are incorporated herein by reference.

     Consolidated Statements of Financial Condition as of December 31, 1996, and 1995.

     Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994.

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

     Notes to Consolidated Financial Statements.

     The remaining information appearing in the Annual Report is not deemed to be filed as a part of this report, except as expressly provided herein.

     (a)(2)  FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (a)(3)  EXHIBITS

     The following exhibits are either filed as part of this report or are incorporated herein by reference:

     Exhibit No. 2.  Acquisition

     On-Line Stock Purchase Agreement dated as of October 31, 1995, between Argo Bancorp, Inc., I.S.C. Incorporated, Savings and Loan Service Bureau of Indiana, Inc., O and H Services, Inc., Superior Savings Bank, and OLF Acquisition Corp.*

     Exhibit No. 3.  Certificate of Incorporation and By-Laws.

     (a) Certificate of Incorporation of Argo Bancorp, Inc.**
     (b) By-Laws of Argo Bancorp, Inc.**


     Exhibit No. 4.

     (a) Stockholder Agreement dated as of December 31, 1996, between Argo Bancorp, Inc., The Deltec Banking Corporation Limited and John G. Yedinak.***
     (b) Stock Certificate of Argo Bancorp, Inc.**

     Exhibit No. 10.  Material Contracts.

     (a) Argo Federal Savings Bank, FSB Employee Stock Ownership Plan and
         Trust.**
     (b) Argo Federal Savings Bank, FSB Amended and Restated Management Recognition Plan and Trust.****
     (c) Argo Bancorp, Inc. 1990 Incentive Stock Option Plan.**
     (d) Argo Bancorp, Inc. 1990 Stock Option Plan for Outside Directors.**
     (e) 1996 Argo Bancorp, Inc. Management Recognition and Retention Plan.*****
     (f) Amended and Restated Employment Agreement between Argo Bancorp, Inc. and John G. Yedinak (filed herewith).
     (g) Amended and Restated Employment Agreement Between Argo Federal Savings Bank, FSB and John G. Yedinak (filed herewith).
     (h) Amended and Restated Employment Agreement between Argo Bancorp, Inc. and Frances M. Pitts (filed herewith).
     (i) Amended and Restated Employment Agreement between Argo Federal Savings Bank, FSB and Frances M. Pitts (filed herewith).
     (j) Employment Agreement between Argo Bancorp, Inc. and Carol J. Delgado (filed herewith).
     (k) Employment Agreement between Argo Federal Savings Bank, FSB and Carol
         J. Delgado (filed herewith).

     Exhibit No. 11.

     Computation of earnings per share (filed herewith).

     Exhibit No. 13.

     1996 Annual Report to Stockholders is incorporated herein by reference. Portions of the Annual Report to Stockholders have been incorporated by reference into the Form 10-KSB. (filed herewith).

     Exhibit No. 21.

     Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries."

     Exhibit No. 23.

     Consent of KPMG Peat Marwick LLP (filed herewith).

     Exhibit No. 27.

     (a)  Financial Data Schedule (filed herewith)

     (b)(1)  REPORTS ON FORM 8-K

     The Registrant filed a Report on Form 8-K on January 8, 1997, announcing the sale of 111,563 shares of Argo Bancorp stock to The Deltec Banking Corporation Limited in a negotiated private offering.



________________________________________________________________________________
* Incorporated herein by reference into this document from the Form 10-K for the fiscal year ended December 31, 1995.

** Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and filed on January 28, 1992, any amendments thereto, Registration No. 33-45222.

*** Incorporated herein by reference into this document from the Form 8-K dated January 8, 1997.

**** Incorporated herein by reference into this document from the Proxy Statement for the 1995 Annual Meeting of Stockholders filed on March 29, 1996.

***** Incorporated herein by reference into this document from the Form S-8 filed on September 30, 1996 (Registration No. 333-13047).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ARGO BANCORP, INC.
                                    -------------------------------------------
                                                    (Registrant)


Date: April 28, 1997                By: /S/ John G. Yedinak
     ---------------------              ----------------------------------------
                                        John G. Yedinak, Chairman of the Board,
                                        President, Chief Executive Officer,
                                        Interim Principal Accounting and
                                        Financial Officer, and Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



Date: April 28, 1997                By: /S/ John G. Yedinak
     ----------------------             ----------------------------------------
                                        John G. Yedinak, Chairman of the Board,
                                        President, Chief Executive Officer,
                                        Interim Principal Accounting and
                                        Financial Officer, and Director

Date: April 28, 1997                By: /S/ Sergio Martinucci
     ----------------------             ----------------------------------------
                                        Sergio Martinucci, Vice President and
                                        Director

Date: April 28, 1997                By: /S/ Arthur Byrnes
     ----------------------             ----------------------------------------
                                        Arthur Byrnes, Director

Date: April 28, 1997                By: /S/ Donald G. Wittmer
     ----------------------             ----------------------------------------
                                        Donald G. Wittmer, Director

Date: April 28, 1997                By: /S/ Frances M. Pitts
     ----------------------             ----------------------------------------
                                        Frances M. Pitts, Secretary and Director