Form 10QSB
period 1997-03-31
ARGO BANCORP INC /DE/
filed 1997-05-14
CIK 883502

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

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

The registrant had 488,250 shares outstanding as of April 30, 1997.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

================================================================================

                       ARGO BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-QSB
                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                                                        PAGE NO.
------------------------------                                                                        --------
Item 1               Financial Statements

                     Consolidated Statements of Financial Condition
                     as of March 31, 1997, (unaudited) and
                     December 31, 1996 ...............................................                   1

                     Consolidated Statements of Income for the Three
                     Months ended March 31, 1997, and 1996 (unaudited)................                   2

                     Consolidated Statements of Stockholders' Equity
                     for the Three Months Ended March 31, 1997,
                     and 1996 (unaudited) ............................................                   3

                     Consolidated Statements of Cash Flows for the
                     Three Months ended March 31, 1997
                     and 1996 (unaudited) ............................................                   4

                     Notes to Consolidated Financial Statements ......................                   5

Item 2               Management Discussion and Analysis of Financial
                     Condition and Results of Operations .............................                   9

PART II - OTHER INFORMATION
---------------------------

Item 1               Legal Proceedings ...............................................                   17

Item 2               Changes in Securities ...........................................                   17

Item 3               Default Upon Senior Securities ..................................                   17

Item 4               Submission of Matters to a Vote
                       of Security Holders ...........................................                   17

Item 5               Other Information ...............................................                   18

Item 6               Exhibits and Reports on Form 8-K ................................                   18

                     Signature Page ..................................................                   18


                       ARGO BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                            (Dollars in Thousands)
ASSETS:                                                                                 3/31/97            12/31/96
                                                                                        -------            --------
                                                                                     (Unaudited)
Cash......................................................................              $ 6,643              12,518
Interest-earning  deposits................................................                2,201                 758
FHLB of Chicago Stock.....................................................                3,428               3,428
Securities Available for Sale.............................................                6,557               5,788
Loans receivable, net.....................................................              144,855             125,704
Discounted loans receivable...............................................               54,970              47,725
Accrued interest receivable...............................................                2,196               2,089
Foreclosed real estate....................................................                4,469               3,913
Premises and equipment, net...............................................                9,861               9,856
Goodwill..................................................................                  306                 333
Purchased mortgage servicing rights.......................................                6,790               5,264
Prepaid expenses and other assets.........................................               11,542              11,908
                                                                                       --------            --------

                                                                                       $253,818             229,284
                                                                                       ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Deposits................................................................            $ 162,743             150,627
  Borrowed money..........................................................               57,922              50,879
  Interest-bearing custodial escrow balances
    for loans serviced....................................................                   12                  76
  Custodial escrow balances for loans serviced............................                8,727               5,706
  Advance payments by borrowers for taxes and insurance...................                   13                  24
  Other liabilities.......................................................                6,570               5,412
                                                                                       --------           ---------
    Total liabilities.....................................................             $235,987             212,724
                                                                                       --------           ---------

Stockholders' Equity:
  Preferred stock, $0.01 par value;
    Authorized 500,000 shares; none issued or outstanding.................                  ---                 ---
  Common Stock:
    Class A, $0.01 par value;  Authorized
      3,020,000 shares; issued and outstanding
      308,519 shares......................................................                    5                   4
    Class B, $0.01 par value;  Authorized
      340,000 shares; none issued or outstanding..........................                  ---                 ---
    Class C, $0.01 par value;  Authorized
      340,000 shares; none issued or outstanding..........................                  ---                 ---
    Class D, $0.01 par value;  Authorized
      800,000 shares; none issued or outstanding..........................                  ---                 ---
  Additional paid-in capital..............................................                8,479               7,382
  Retained earnings - substantially restricted............................                9,615               9,444
  Net unrealized gain on securities available for sale,
    net of tax............................................................                  (28)                 12
  Common stock acquired by:
    Employee Stock Ownership Plan.........................................                 (102)               (117)
    Management Recognition Plan...........................................                 (138)               (165)
                                                                                     ----------           ---------
      Total stockholders' equity..........................................               17,831              16,560
                                                                                     ----------           ---------

Commitments and contingencies (Note E)

See Notes to accompanying unaudited consolidated financial statements

                       ARGO BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                       (Dollars in thousands, except per share data)


                                                                                         For the Three Months Ended March 31,
                                                                                             1997                      1996
                                                                                             ----                      ----
                                                                                                        (Unaudited)
Interest income:
  Loans receivable.................................................................      $  2,974                     2,993
  Discounted loans receivable......................................................         1,456                       383
  Mortgage-backed securities.......................................................            80                        96
  Interest-earning deposits........................................................           146                       159
                                                                                         --------                  --------
    Total interest income..........................................................         4,656                     3,631
                                                                                         --------                  --------
Interest expense:
  Deposits.........................................................................         1,970                     1,517
  Custodial escrow balances for
    loans serviced.................................................................             3                        33
  Borrowed money...................................................................           772                       604
                                                                                         --------                  --------
    Total interest expense.........................................................         2,745                     2,154
                                                                                         --------                  --------
    Net interest income before provision
      for loan losses..............................................................         1,911                     1,477
Provision for loan losses..........................................................            60                        25
                                                                                         --------                  --------
Net interest income after provision
  for loan losses..................................................................         1,851                     1,452
                                                                                         --------                  --------

Non-interest income:
  Purchased mortgage servicing income, net.........................................           102                       112
Mortgage banking...................................................................           147                        13
  Gain on sale of mortgage servicing rights, loans receivable, discounted loans receivable, securities available for sale
      and mortgage-backed securities...............................................           381                       405
  Fees for other customer services.................................................            94                        85
  Data processing..................................................................         2,605                     2,729
  Other............................................................................            32                        80
                                                                                         --------                  --------
    Total non-interest income......................................................         3,361                     3,424
                                                                                         --------                  --------

Non-interest expense:
  Compensation and benefits........................................................         2,273                     2,116
  Occupancy and equipment..........................................................         1,090                     1,071
  Federal deposit insurance premiums...............................................            22                        73
  Data processing cost of services.................................................           439                       326
  Other general and administrative fees............................................         1,011                       573
  Amortization of goodwill.........................................................            27                        27
                                                                                         --------                  --------
    Total non-interest expense.....................................................         4,862                     4,186
                                                                                         --------                  --------
Earnings before provision for income tax
    expense and cumulative effect of accounting change.............................           350                       690
Income tax expense.................................................................            93                       225
                                                                                         --------                  --------

       Net earnings................................................................           257                       465
                                                                                         ========                  ========

Primary earnings per share.........................................................      $    .51                  $   1.30
                                                                                         ========                  ========

Fully diluted earnings per share...................................................      $    .51                  $   1.27
                                                                                         ========                  ========

See notes to accompanying unaudited consolidated financial statements

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                  (Unaudited)



                                                                                                          Net
                                                                                                   Unrealized
                                                                                                  Gain (loss)
                                                            Common   Additional                 on Securities
                                                             Stock      paid-in     Retained        Available
                                                           Class A      Capital     earnings         for Sale
                                                           ----------------------------------------------------
Three months ended March 31, 1996
---------------------------------

Balance at December 31, 1995........................        $    3        2,739        8,323             42

Net income .........................................           ---          ---          465            ---

Change in unrealized loss on securities
  available for sale, net...........................           ---          ---          ---             12

Principal payments on ESOP loan.....................           ---          ---          ---            ---

Amortization of purchase price of  MRP stock........           ---          ---          ---            ---

Proceeds from exercise of stock  options............           ---          ---          ---            ---

Fair value adjustment for committed ESOP shares.....           ---            9          ---            ---

Cash dividends......................................           ---          ---         (52)            ---
                                                            ------       ------       ------          -----

Balance at March 31, 1996...........................        $    3        2,748        8,736             54
                                                            ======       ======       ======           ====

Three months ended March 31, 1997
---------------------------------

Balance at December 31, 1996........................        $    4        7,382        9,444             12

Net income..........................................           ---          ---          257            ---

Proceeds from issuance of stock.....................             1          399          ---            ---

Change in unrealized  gain  on securities
  available for sale, net...........................           ---          ---          ---           (40)

Principal payments on ESOP loan.....................           ---          ---          ---            ---

Purchase of MRP stock...............................           ---          ---          ---            ---

Amortization of purchase price  of MRP stock........           ---          ---          ---            ---

Proceeds from exercise  of stock options............           ---          494          ---            ---

Tax benefits of stock options.......................           ---          193          ---            ---

Fair value adjustment for committed ESOP shares.....           ---           11          ---            ---

Cash dividends......................................           ---          ---         (86)            ---
                                                             -----        -----       ------         ------

Balance at March 31, 1997...........................        $    5        8,479        9,615           (28)
                                                            ======       ======       ======         ======



                                                             Common
                                                              Stock         Stock          Total
                                                           acquired      acquired  Stockholders'
                                                            by ESOP        by MRP         Equity
                                                          --------------------------------------
Three months ended March 31, 1996
---------------------------------

Balance at December 31, 1995........................          (177)          (50)         10,880

Net income .........................................            ---           ---            465

Change in unrealized loss on securities
  available for sale, net...........................            ---           ---             12

Principal payments on ESOP loan.....................             15           ---             15

Amortization of purchase price of  MRP stock........            ---          (85)           (85)

Proceeds from exercise of stock  options............            ---           ---            ---

Fair value adjustment for committed ESOP shares.....            ---           ---              9

Cash dividends......................................            ---           ---           (52)
                                                             ------        ------       --------

Balance at March 31, 1996...........................          (162)         (135)         11,244
                                                             ======       =======       ========

Three months ended March 31, 1997
---------------------------------

Balance at December 31, 1996........................          (117)         (165)         16,560

Net income..........................................            ---           ---            257

Proceeds from issuance of stock.....................            ---           ---            400

Change in unrealized  gain  on securities
  available for sale, net...........................            ---           ---           (40)

Principal payments on ESOP loan.....................             15           ---             15

Purchase of MRP stock...............................            ---           ---            ---

Amortization of purchase price  of MRP stock........            ---            27             27

Proceeds from exercise  of stock options............            ---           ---            494

Tax benefits of stock options.......................            ---           ---            193

Fair value adjustment for committed ESOP shares.....            ---           ---             11

Cash dividends......................................            ---           ---           (86)
                                                             ------        ------        -------

Balance at March 31, 1997...........................          (102)         (138)         17,831
                                                            =======      ========        =======


--------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  (Dollars in Thousands)
                                                                                            Three Months Ended March 31,
                                                                                                  1997                1996
                                                                                                  ----                ----
                                                                                                        (Unaudited)
Cash flows from operating activities:
  Net income.......................................................................            $   257           $     465
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation.................................................................                484                 411
      Accretion of discounts and deferred loan fees................................              (227)               (232)
      Provision for loan losses....................................................                 60                  25
      Provision for losses on foreclosed real estate...............................                 15                  25
 (Gain) loss on sale of:
        Securities available for sale..............................................               (83)                 ---
        Loans receivable...........................................................                (3)                 (5)
        Discounted loans receivable................................................              (250)               (400)
        Foreclosed real estate.....................................................               (46)                   7
      Loans originated and purchased for sale......................................            (7,419)            (18,598)
      Proceeds from sale of loans receivable.......................................              3,485              18,529
      Proceeds from sale of discounted loans receivable............................              1,741                 712
      Amortization of goodwill.....................................................                 27
      Amortization of purchased mortgage servicing rights..........................                 44                 ---
      Amortization of purchase price of MRP and ESOP stock.........................                 42                  15
     Recognition of fair value of ESOP shares scheduled to be released.............                 11                   9
      (Increase) decrease in accrued interest receivable, prepaid
        expenses, and other assets.................................................                478               1,418
      Increase (decrease) in accrued interest payable and other liabilities........              1,158               (756)
                                                                                             ---------             ------
 Net cash provided by (used in) operating activities...............................              (226)               1,652
                                                                                             --------              -------
 Cash flows from investing activities:
  Loans originated and purchased for portfolio.....................................           (27,940)            (12,906)
  Discounted loans receivable purchased............................................            (8,529)             (1,764)
  Principal repayments on:
    Loans receivable and discounted loans receivable...............................             11,625              11,940
    Mortgage-backed securities.....................................................                 93                 113
    Proceeds from maturities of securities available for sale......................                ---                 600
 Proceeds from sale of:
    Foreclosed real estate.........................................................                540                 121
    Securities held for sale.......................................................                722                 ---
   Purchase of:
    Stock in Federal Home loan Bank of Chicago.....................................                ---                (10)
    Loan servicing rights..........................................................                ---               (105)
    Securities available for sale..................................................            (1,570)                 ---
    Premises and equipment.........................................................              (489)               (551)
    Loan servicing rights..........................................................            (1,570)                 ---
    Contribution to MRP............................................................                ---                (85)
                                                                                              --------            -------
   Net cash provided by (used in) investing activities.............................           (27,118)             (2,647)
                                                                                              -------             -------
 Cash flows from financing activities:
  Net increase (decrease) in deposits..............................................             12,116                 537
  Proceeds from borrowed funds.....................................................             43,014              33,600
  Repayment of borrowed funds......................................................           (35,971)            (31,737)
  Proceeds from exercise of stock options..........................................                893                 ---
  Dividends paid...................................................................               (86)                (52)
  Net increase (decrease) in advance payments by borrowers for taxes and insurance.               (11)                 (3)
  Net increase (decrease) in custodial escrow balances for loans serviced..........              2,957               (962)
                                                                                              --------            -------
      Net cash provided by financing activities....................................             22,912               1,383
                                                                                              --------            --------
      Net increase (decrease) in cash and cash equivalents.........................            (4,432)                 388
  Cash and cash equivalents at beginning of year...................................             13,276              11,061
                                                                                              --------            --------
  Cash and cash equivalents at end of year.........................................           $  8,844            $ 11,499
                                                                                              ========            ========
 Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest expense...............................................................           $  2,716           $      21
  Non-cash investing activity - transfer of loans to foreclosed real estate........           $  1,035           $     216
                                                                                              ========           =========

See accompanying notes to unaudited financial statements.

                       ARGO BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals, considered necessary for fair presentation have been included. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

The unaudited consolidated financial statements include the accounts of Argo Bancorp, Inc. ("Argo Bancorp," the "Corporation" or "Holding Company") and its wholly owned subsidiaries, On-Line Financial Services, Inc. ("On-Line"), Argo Federal Savings Bank, FSB ("Argo Savings" or "Savings Bank") and Argo Savings' wholly owned subsidiaries, Argo Mortgage Corporation, Dolton-Riverdale Savings Service Corporation, and Argo Savings' majority owned subsidiary Margo Financial Services LLC ("Margo"). The statements also include Argo Bancorp's majority owned limited liability corporation, Argo / Empire Mortgage LLC. Significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE B - STOCK BENEFIT PLANS

The Savings Bank adopted the Argo Federal Savings 401(k) Plan ("Plan") effective October 1, 1988, for the exclusive benefit of eligible employees of the Savings Bank. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least 1,000 hours of service within a twelve (12) consecutive month period and are age twenty-one (21) or older. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 12.0% are made at the Savings Bank's discretion each Plan year. The Savings Bank made contributions of $21,000 and $15,000, to the Plan for the three months ended March 31, 1997, and 1996. The Plan also provides benefits in the event of death, disability, or other termination of employment.

On-Line has a 401(k) Plan covering all employees who have completed one or more years of service. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 6.0% of participant contributions are made at On-Line's discretion each year. On-Line made contributions of $13,000 and $18,400 to the Plan for the three months ended March 31, 1997, and 1996, respectively.

In conformity with Internal Revenue Service (IRS) rules governing separate lines of business, the 401(k) Plan for On-Line will continue to be operated separately from the 401(k) Plan for the Savings Bank.

In connection with the Merger Conversion, Argo Savings formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP borrowed funds from an unrelated third party lender in the amount of $60,180 in order to purchase 7.0% of the Common Stock to be issued in the Merger Conversion (5,233 shares at $11.50 per share). The ESOP has subsequently borrowed additional funds from the same third party lender in the amount of $245,000 in order to purchase additional shares. The ESOP has purchased an additional 13,020 shares at an average price of $18.79 per share. Argo Savings will make scheduled discretionary cash contributions to the ESOP sufficient to service the amounts borrowed. The unpaid balance of the ESOP has been included in borrowed funds on the unaudited consolidated statement of condition and stockholders' equity has been reduced by a similar amount. Contributions of $17,000 and $19,000 were made to the ESOP to fund principal and interest for the three months ended March 31, 1997, and 1996, respectively.

On January 1, 1994, Argo Bancorp adopted the provisions of Statement of Position 93-6, ("SOP 93-6"). "Employer's Accounting for Employee Stock Ownership Plans," issued by the American Institute of Certified Public Accountants. SOP 93-6 requires Argo Bancorp to consider outstanding only those shares of the ESOP that are committed to be released when calculating both primary and fully diluted earnings per share. SOP 93-6 also requires the Savings Bank to record the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP as a charge to additional paid-in-capital with the corresponding increase or decrease to compensation expense. The adoption of SOP 93-6 had the effect of increasing additional paid in capital by $11,000 for the three months ended March 31, 1997.

On-Line does not offer an ESOP for On-Line employees. On-Line employees are not eligible for participation under the Savings Bank's ESOP.

The Board of Directors of Argo Bancorp formed a new MRP effective September 1, 1996, which purchased 12,500 shares of Argo Bancorp stock on September 24, 1996, for $115,000. Under this plan, employees in key management positions with Argo Bancorp and all its subsidiaries are eligible for participation. During the three months ended March 31, 1997, 1,575 share were awarded to certain key On-Line employees. Amortization expense amounted to $3,000 for the three months ended March 31, 1997.

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

On April 26, 1995, an amendment to the MRP was approved, which increased the amount of shares available to be awarded under the MRP to 24,498. As of March 31, 1997, an additional 5,704 shares have been purchased under the MRP and all shares have been awarded. The awards are earned by employees over a three-year period. Once awarded the aggregate purchase price of the shares will be amortized to expense as a portion of annual compensation as the employees become vested in their stock awards and the amortized cost is reflected as a reduction of stockholders' equity. Amortization expense amounted to $27,000 and $15,000 for the three months ended March 31, 1997, and 1996, respectively.

Argo Bancorp's Board of Directors adopted the 1991 Stock Option and Incentive Plan (the 1991 Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 107,450 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of incentive stock options to be granted to full-time employees of Argo Bancorp and its subsidiaries from time to time. All 107,450 options were awarded by Argo Bancorp under the 1991 Stock Option Plan. The exercise price for the options awarded was equal to the fair market value of the common stock at the date of grant. To date there have been 53,838 options exercised and 23,997 options were exercised during the three months ended March 31, 1997. At March 31, 1997, options to purchase 53,612 shares were outstanding.

Argo Bancorp's Board of Directors adopted the Non-Qualified Stock Option Plan for Non-Employee Directors (Non-Qualified Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 107,450 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of non-incentive stock options to be granted to non-employee directors of the Corporation and its subsidiaries from time to time. At March 31, 1997, 55,100 options for shares have been awarded by Argo Bancorp under the Non-Qualified Stock Option Plan. To date, options to acquire 12,200 shares have been exercised of which 7,500 shares were exercised during the three months ended March 31, 1997. The exercise price for the options awarded was equal to the fair market value of the common stock at the date of grant. At March 31, 1997, options to purchase 42,900 shares were outstanding under the Non-Qualified Stock Option Plan.

On-Line does not offer a stock option plan for On-Line employees. On-Line employees are not eligible for participation under Argo Bancorp's Stock Option Plan.

NOTE C - REGULATORY CAPITAL

Pursuant to the Office of Thrift Supervision ("OTS") regulations, savings institutions must meet three separate minimum capital-to-assets requirements:
(1) a risk-based capital requirement of 8.0% of risk-weighted assets, (2) a leverage ratio of 3.0% core capital to total adjusted assets, and (3) a tangible capital requirement of 1.5% tangible core capital to total assets. Although the minimum capital requirement is 3.0%, the OTS Regulations provide that an institution with less than 4.0% core capital is deemed to be "under-capitalized." The following table summarizes, as of March 31, 1997, Argo Savings' capital requirements under OTS regulations and its actual capital ratios at that date:


                               Required               Actual               Required              Actual               Excess
                                Capital              Capital                Capital             Capital              Capital
                             Percentage           Percentage                Balance             Balance              Balance
                             ----------           ----------                -------             -------              -------
                                                                   (Dollars in Thousands)
Risk-based                          8.0%                9.93%               $11,029             $13,687              $ 2,658
Core                                3.0                 5.42                  7,176              12,962                5,786
Tangible                            1.5                 5.42                  3,588              12,962                9,374

NOTE D - EARNINGS PER SHARE

Primary earnings per share is based on a weighted average number of shares of outstanding of 503,711 and 358,872 for the three months ended March 31, 1997, and 1996, respectively. Fully diluted earnings per share for the three months ended March 31, 1997, and 1996, is based upon 505,443 and 367,116, respectively.

NOTE E - COMMITMENTS AND CONTINGENCIES

At March 31, 1997, Argo Savings had loan commitments totaling $10.8 million and $4.6 million in unused lines of credit. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to Argo Savings' normal credit policies. Argo Savings also had community reinvestment act ("CRA") investment commitments outstanding of $1.9 million.

                              ARGO BANCORP, INC.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

In addition to historical information, this Annual Report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost o funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 1996 Form 10-KSB.

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

Argo Savings operates one (1) wholly-owned service corporation subsidiary. Dolton-Riverdale Savings Service Corporation is a wholly-owned subsidiary which offers life insurance annuities to the customer base of Argo Savings. Argo Savings also has two (2) operating subsidiaries, Argo Mortgage Corporation and Margo Financial Services LLC. Argo Mortgage Corporation is a wholly-owned operating subsidiary, which engages in mortgage brokerage activities that focus on purchase and sale of mortgage loans into the secondary market. Margo Financial Services LLC is a majority owned operating subsidiary, which was incorporated and fully operational on August 20, 1996. The activities of Margo relate to the origination, investment, sale and servicing of mortgage loans.

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

Through activities conducted by its Argo Mortgage Corporation subsidiary, in recent years Argo Savings has acquired mortgage loans at a deep discount for which the borrowers are either not current as to principal and interest payments or there is doubt to the borrower's ability to pay in full the contractual principal and interest outstanding. In determining the amount it will bid to acquire such loans at private sales and auctions, the Company estimates the amounts it will realize through foreclosure, collection efforts, or other resolution of each loan and the length of time required to complete the collection process. Investment in these assets has resulted in higher than market interest yields and significant gains as a result of the ultimate sale of properties acquired through these purchases. However, losses have also been incurred from certain properties through other real estate owned activity.

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

On-Line is a third party provider of electronic data processing services to financial institutions located throughout the Midwest. On-Line currently provides data processing services to thrifts, community banks, savings banks, and mortgage brokers representing over 1.5 million customer accounts in six Midwestern states. On-Line has historically marketed its services to institutions with assets of less than $1.0 billion, where On-Line's orientation toward superior customer service and specialized products allows it to effectively compete. On-Line's customer base include institutions with total assets ranging from $13.0 million to $850.0 million, with an average of approximately $95.0 million. The acquisition by Argo Bancorp has promoted the development and sale of technological advances in the systems, programs, and services offered by On-Line, which includes resale of software produced by Information Technology Incorporated, integrated check and document imaging systems, and computer output laser disc storage technology. These services are in addition to new offerings by On-Line in the planning and deployment of wide area and local area network systems, the sale of all related hardware and services, expanded technical and communications support, consultation and training, and the maintenance of in-house systems. On-Line's strategy to implement and offer computer output laser disc storage technology and a full line of document imaging services has been realized and is now being marketed to a wide array of users of advanced technology. Together with aggressive marketing to small and mid-size commercial and community banks, On-Line's business plan to expand its traditional thrift institution client base is being implemented.

LIQUIDITY AND CAPITAL RESOURCES

Argo Savings' primary sources of funds are deposits, proceeds from principal and interest payments on the loan and mortgage-backed securities portfolio, custodial deposit accounts related to loans serviced for others, and the sale of discounted loans receivable and newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $8.8 million at March 31, 1997.

The primary investment activity of Argo Savings is the origination and purchase of mortgage loans. During the three months ended March 31, 1997, and 1996, Argo Savings originated and purchased loans receivable and discounted loans receivable in the principal amounts of $43.9 million and $33.3 million, respectively. During the three months ended March 31, 1997, and 1996, these investing activities were primarily funded by principal repayments on loans receivable and discounted loans receivable and mortgage-backed securities of $11.7 million and $12.1 million, respectively, and the proceeds from the sale of loans receivable and discounted loans receivable, and securities available for sale of $5.9 million and $19.2 million, respectively. During the three months ended March 31, 1997, additional funding was provided by the increase in deposits of $12.1 million and the increase in borrowings of $7.0 million. During the three months ended March 31, 1996, additional funding was provided by the increase in deposits of $537,000 and the increase in borrowings of $1.9 million.

Argo Savings is required to maintain minimum levels of liquid assets as defined by OTS regulation. At March 31, 1997, Argo Savings liquid assets represented 5.9% of its liquidity base as compared to the required level of 5.0%. The level of liquidity maintained is believed by management to be adequate to meet the requirements of normal operations, potential deposit outflows, and the current loan demand.

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

At March 31, 1997, Argo Savings' capital exceeded all of the capital requirements of the OTS on a current and fully phased-in basis. The Savings Bank's tangible, core and risk-based capital ratios were 5.42%, 5.42%, and 9.93%, respectively.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0% multiplied by the estimated economic value of the institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12.0% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 1997, the Savings Bank met each of its capital requirements, and it is anticipated that Argo Savings will not be subject to the interest rate risk component.

CHANGES IN FINANCIAL CONDITION

Total assets increased $24.5 million to $253.8 million at March 31, 1997, from $229.3 million at December 31, 1996. The increase in total assets is due primarily to the increase of $26.4 million in loans, and the $1.5 million increase in purchased mortgage servicing rights, partially offset by the $4.4 million decrease in cash and interest earning deposits. This increase was funded through an increase in deposits, short-term borrowings, and custodial escrows of $12.1 million, $7.0 million, and $3.0 million, respectively.

Cash and interest-earning deposits decreased $4.4 million to $8.8 million at March 31, 1997, primarily due to liquidity management.

Loans receivable and discounted loans receivable increased $26.4 million to $199.8 million at March 31, 1997, primarily due to the origination of $35.4 million in loans receivable and the purchase of $8.5 million of discounted loans receivable, partially offset by principal repayments of $11.6 million and the sale of $5.2 million of loans receivable and discounted loans receivable.

Deposits increased $12.1 million to $162.7 million at March 31, 1997, from $150.6 million at December 31, 1996. The increase can be attributed to a certificate of deposit promotion that occurred during the three months ended March 31, 1997.

Borrowings increased $7.0 million to $57.9 million at March 31, 1997, from $50.9 million at December 31, 1996. The increase is primarily due to proceeds from short-term advances from the Federal Home Loan Bank. The increase in advances were used to fund loan originations, loan purchases, and as an additional source of liquidity.

Custodial escrow balances for loans serviced increased $3.0 million to $8.7 Million at March 31, 1997, from $5.8 million at December 31, 1996. This increase reflects normal fluctuations within these accounts. The custodial accounts pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced either for Argo Savings or on behalf of others by an independent mortgage servicing operation. The custodial accounts related to loans serviced by others are maintained at Argo Savings in both interest-bearing and non-interest bearing accounts. The custodial accounts associated with loans or purchased mortgage servicing rights serviced for Argo Savings are maintained in non-interest bearing accounts. At March 31, 1997, and 1996, $8.7 million of all custodial escrow balances pertain to loans subserviced on behalf of Argo Savings for portfolio loans, servicing retained loans and purchased mortgage servicing rights.

Stockholders' equity increased $1.3 million to $17.8 million at March 31, 1997, from $16.6 million at December 31, 1996. The increase was caused by the issuance of stock totaling $400,000, the exercise of stock options for $494,000, a $193,000 tax benefit related to the exercise of non-qualified options and net income of $257,000.

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

Argo Savings had an excess of interest sensitive liabilities which mature or reprice within one year over interest sensitive assets of $35.6 million or 14.86% of total assets at March 31, 1997. As a result of the excess of interest sensitive liabilities over interest sensitive assets, Argo Savings is "Net Liability Sensitive" which would indicate that its earnings would be negatively affected by rising interest rates. In periods of falling interest rates, however, the opposite effect on net interest income is expected.

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

THRIFT RECHARTERING LEGISLATION

The proposed legislation regarding elimination of the federal thrift charter and related issues remains pending before Congress. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge. See Form 10-KSB for the fiscal year ended December 31, 1996, for a discussion of the proposed legislation.

ACCOUNTING DEVELOPMENTS

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Statement is effective for periods ending after December 15, 1997, and will require restatement of all prior-period earnings per share ("EPS") data presented. The Statement establishes standards for computing and presenting EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Based on its review of the Statement, management believes the adoption of SFAS No. 128 will have no material effect on diluted earnings per share of the Company.

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

At March 31, 1997, Argo Savings had one hundred forty-seven (147) properties, for $4.5 million classified as foreclosed real estate, as compared to ninety-five (95) properties for $3.9 million at December 31, 1996. The underlying properties on March 31, 1997, consisted primarily of single family residences. The foreclosed real estate has been written down to its estimated fair value at March 31, 1997. The total amount of loans receivable ninety (90) days or more past due at March 31, 1997, was $5.2 million or 3.58% of total loans receivable compared to $3.9 million or 3.12% of total loans on December 31, 1996. At March 31, 1997, loans ninety (90) days or more past due totaling $5.2 million were secured by one-to-four family residences. Total non-performing assets at March 31, 1997, totaled $9.7 million or 3.80% of total assets compared to $7.9 million or 3.43% of total assets at December 31, 1996. Excluded from this total is the $16.6 million of discounted loans ninety (90) days or more past due. Discounted loans which are often purchased with the intent to foreclose and sell the underlying property are excluded from non-performing loans.

There were no restructured loans within the meaning of Financial Accounting Standards Board Statement 15 for any of the indicated periods.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997, AND 1996.

GENERAL

Net income for the three months ended March 31, 1997, was $257,000 or $.51 per share compared to net income of $465,000 or $1.30 per share for the three months ended March 31, 1996. The $208,000 decrease in comparable three month earnings resulted primarily from a decrease in On-Line's data processing revenue and increases in On-Line's cost of data processing services, and other general and administrative expenses partially offset by an increase in net interest income.

INTEREST INCOME

Interest income for the three months ended March 31, 1997, totaled $4.7 million, as compared to $3.6 million for the comparable 1996 period. The $1.0 million increase was caused by the $39.1 million increase in average interest-earning assets to $194.7 million for the quarter ended March 31, 1997, and the 23 basis point increase in the weighted average yield on interest-earning assets to 9.56% for the three months ended March 31, 1997. These increases are primarily attributable to the purchase of discounted loans receivable, which typically have higher than market yields.

INTEREST EXPENSES

Interest expense for the three months ended March 31, 1997, totaled $2.7 million as compared to $2.2 million for the comparable 1996 period. The $591,000 increase was caused by the $46.5 million increase in average interest-bearing liabilities to $208.8 million for the three months ended March 31, 1997, partially offset by the 5 basis point decrease in the weighted average cost of interest-bearing liabilities to 5.26% for the three months ended March 31, 1997.

NET INTEREST INCOME

Net interest income totaled $1.9 million for the three months ended March 31, 1997, reflecting an increase of $434,000 from the amount recorded in the comparable 1996 period. The increase in net interest income for the three months ended March 31, 1997, resulted from an increase of $39.1 million in the average interest-earning assets and a 28 basis point increase in the effective net spread to 4.31% from 4.03% for the comparable 1996 period offset by a $46.5 million increase in the average dollar amount of interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

A general loan loss provision of $60,000 was recorded during the three months ended March 31, 1997, as compared to $25,000 for the three months ended March 31, 1996. Management believes that loan loss provisions are adequate and will continue to monitor the mortgage portfolio and substandard assets for loss exposure.

NON-INTEREST INCOME

Non-interest income decreased $63,000 to $3.36 million for the three months ended March 31, 1997, as compared to $3.4 million for the three months ended March 31, 1996. The decrease was the result of a $124,000 decrease in data processing revenue, which was caused by one-time revenue charges that occurred during the three months ended March 31, 1996. Also contributing to the decrease was a $24,000 decrease in gain on sale of loans receivable and a $48,000 decrease in other income partially offset by a $134,000 increase in mortgage banking income.

NON-INTEREST EXPENSE

Non-interest expense increased $676,000 primarily due to a $157,000 increase in compensation, a $113,000 increase in data processing cost of services, and a $438,000 increase in other general and administrative expenses. The increase in compensation was caused primarily by the addition of staff at the new operating subsidiary, Margo Financial Services LLC. The $113,000 increase in data processing cost of services is due to significant equipment and software upgrades at On-Line. The increase in other general and administrative expenses was caused by increases in accounting, legal, advertising, loan expense, and other expense.

INCOME TAX EXPENSE

The provision for income tax expense decreased $132,000 to $93,000 or 26.5% of pre-tax earnings for the three months ended March 31, 1997, as compared to $225,000 or 32.6% of pre-tax earnings for the comparable period. The decrease is due to the decrease in pre-tax earnings and the utilization of affordable housing tax credits.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.     Exhibits

           The following exhibits are incorporated herein by reference:

           (3)       The Certificate of Incorporation and By-Laws.

                     3.1 Certificate of Incorporation of Argo Bancorp, Inc.*
                     3.2 By-Laws of Argo Bancorp, Inc.*
                     4.0 Stock Certificate of Argo Bancorp, Inc.*
                     27.0 Financial Data Schedule (filed herewith)

B.     Reports of Form 8-K

The Registrant filed a Report on Form 8-K on January 8, 1997, announcing the sale of 111,563 shares of Argo Bancorp, stock to The Deltec Banking Corporation Limited in a negotiated private offering.


-----------------
* Incorporated herein by reference into this document from Exhibits to Form S-1, Registration Statement, and filed on January 28, 1992, any amendments thereeto, Registration No. 33-45222.

                                  SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ARGO BANCORP, INC.




Date:   May 9, 1996                  /S/ John G. Yedinak
     ----------------                -------------------------------------
                                     John G. Yedinak, Chairman of the Board,
                                     President, Chief Executive Officer, Interim
                                     Principal Accounting and Financial Officer,
                                     and Director