Form 10QSB
period 1997-06-30
ARGO BANCORP INC /DE/
filed 1997-08-14
CIK 883502

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                        COMMISSION FILE NUMBER 0-19829
                                               -------

                              ARGO BANCORP, INC.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              Delaware                                         36-3620612
---------------------------------                          ------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)




               7600 W. 63rd Street, Summit, Illinois 60501-1830
               ------------------------------------------------
                   (Address of principal executive offices)

                                (708) 496-6010
                          ---------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been
subject to such filing requirements for the past 90 days.    Yes   X      No
                                                                  ----      ----

The registrant had 489,584 shares outstanding as of July 31, 1997.

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                              ----       ----

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                                  FORM 10-QSB
                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                            PAGE NO.
------------------------------                                            --------
Item 1      Financial Statements


            Consolidated Statements of Financial Condition
            as of June 30, 1997, (unaudited) and
            December 31, 1996..........................................      3

            Consolidated Statements of Income for the Six
            Months ended June 30, 1997, and 1996 (unaudited)...........      4

            Consolidated Statements of Stockholders' Equity
            for the Six Months Ended June 30, 1997,
            and 1996 (unaudited).......................................      5

            Consolidated Statements of Cash Flows for the
            Six Months ended June 30, 1997 and
            1996 (unaudited)...........................................      6

            Notes to Consolidated Financial Statements.................      7

Item 2      Management Discussion and Analysis of Financial
            Condition and Results of Operations........................     11

Part II - Other Information
---------------------------

Item 1      Legal Proceedings.........................................      20

Item 2      Changes in Securities.....................................      20

Item 3      Default Upon Senior Securities............................      20

Item 4      Submission of Matters to a Vote
            of Security Holders.......................................      20

Item 5      Other Information.........................................      21

Item 6      Exhibits and Reports on Form 8-K..........................      21

            Signature Page............................................      22

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          (Dollars in Thousands)
ASSETS:                                                                   06/30/97       12/31/96
                                                                         -----------     --------
                                                                         (Unaudited)
Cash............................................................         $     7,142    $  12,518
Interest-earning  deposits......................................               4,113          758
FHLB of Chicago Stock...........................................               3,271        3,428
Securities Available for Sale...................................               5,630        5,788
Loans receivable, net...........................................             136,314      125,704
Discounted loans receivable.....................................              37,279       47,725
Accrued interest receivable.....................................               1,943        2,089
Foreclosed real estate..........................................               4,413        3,913
Premises and equipment, net.....................................              11,355        9,856
Goodwill........................................................                 213          333
Purchased mortgage servicing rights.............................               6,740        5,264
Prepaid expenses and other assets...............................              11,443       11,908
                                                                         -----------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY:                                    $   229,856    $ 229,284
                                                                         ===========    =========
Liabilities:
  Deposits......................................................         $   170,380    $ 150,627
  Borrowed money................................................              30,148       50,879
  Interest-bearing custodial escrow balances
    for loans serviced..........................................                   2           76
  Custodial escrow balances for loans serviced..................               5,497        5,706
  Advance payments by borrowers for taxes and insurance.........                 881           24
  Other liabilities.............................................               4,737        5,412
                                                                         -----------    ---------
    Total liabilities...........................................         $   211,645    $ 212,724
                                                                         -----------    ---------
Stockholders' Equity:
  Preferred stock, $0.01 par value;
    Authorized 500,000 shares; none issued or outstanding.......                 ---          ---
  Common Stock:
    Class A, $0.01 par value;  Authorized
      3,020,000 shares; issued and outstanding
      489,584  shares...........................................                   5            4
    Class B, $0.01 par value;  Authorized
      340,000 shares; none issued or outstanding................                 ---          ---
    Class C, $0.01 par value;  Authorized
      340,000 shares; none issued or outstanding................                 ---          ---
    Class D, $0.01 par value;  Authorized
      800,000 shares; none issued or outstanding................                 ---          ---
  Additional paid-in capital....................................               8,534        7,382
  Retained earnings - substantially restricted..................               9,893        9,444
  Net unrealized gain (loss) on securities available for sale,
    net of tax..................................................                 (24)          12
  Common stock acquired by:
    Employee Stock Ownership Plan...............................                 (87)        (117)
    Management Recognition Plan.................................                (110)        (165)
                                                                         -----------    ---------
      Total stockholders' equity................................              18,211       16,560
                                                                         -----------    ---------

Commitments and contingencies (Note E)

See Notes to accompanying unaudited consolidated financial statements

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                                                      For the Three Months Ended         For the Six Months Ended
(Dollars in thousands, except per share data)                          06/30/97         06/30/96         06/30/97        06/30/96
=================================================================================================================================
                                                                                              (Unaudited)
Interest income:
  Loans receivable...............................................       $  3,464        $  3,153         $  6,438        $  6,146
  Discounted loans receivable....................................          1,754             415            3,210             798
  Mortgage-backed securities.....................................             76              90              156             186
  Interest-earning deposits......................................            140             164              286             322
                                                                        --------        --------         --------        --------
    Total interest income........................................          5,434           3,822           10,090           7,452
                                                                        --------        --------         --------        --------
Interest expense:
  Deposits.......................................................          2,154           1,517            4,124           3,033
  Custodial escrow balances for loans
    serviced.....................................................              2              33                5              67
  Borrowed money.................................................            924             537            1,695           1,141
                                                                        --------        --------         --------        --------
    Total interest expense.......................................          3,080           2,087            5,824           4,241
                                                                        --------        --------         --------        --------
    Net interest income before provision
      for loan losses............................................          2,354           1,735            4,266           3,211
Provision for loan losses........................................            ---              30               60              55
                                                                        --------        --------         --------        --------
Net interest income after provision
  for loan losses................................................          2,354           1,705            4,206           3,156
                                                                        --------        --------         --------        --------

Non-interest income:
  Purchased mortgage servicing income, net.......................             67              86              169             198
  Mortgage banking...............................................            203              19              350              32
  Gain (loss) on sale of mortgage servicing rights, loans
    receivable, discounted loans receivable, mortgage-backed
    securities, other real estate owned and securities available
    for sale.....................................................            (40)            359              342             764
  Fees for other customer services...............................            129             103              222             187
  Data processing income.........................................          2,904           2,755            5,509           5,484
  Other..........................................................             34              14               66              95
                                                                        --------        --------         --------        --------
    Total non-interest income....................................          3,297           3,336            6,658           6,760
                                                                        --------        --------         --------        --------
Non-interest expense:
  Compensation and benefits......................................          2,256           2,078            4,529           4,194
  Occupancy and equipment........................................          1,263           1,012            2,353           2,083
  Federal deposit insurance premiums.............................             25              75               47             148
  Data processing cost of services...............................            507             358              946             684
  Other general and administrative fees..........................          1,144             858            2,155           1,430
  Amortization of goodwill.......................................             26              27               53              54
                                                                        --------        --------         --------        --------
    Total non-interest expense...................................          5,221           4,408           10,083           8,593
                                                                        --------        --------         --------        --------
Earnings before provision for
  income tax expense.............................................            430             633              781           1,323
Provision for income tax expense.................................             64             200              157             425
                                                                        --------        --------         --------        --------
Net earnings.....................................................            366             433              624             898
                                                                        --------        --------         --------        --------
Primary net earnings per share...................................            .72            1.19             1.22            2.48
                                                                        --------        --------         --------        --------
Fully diluted earnings per share.................................            .71            1.18             1.22            2.44
                                                                        --------        --------         --------        --------

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                 Net
                                                                                 Unrealized
                                                                                 Gain (loss)     Common
                                             Common     Additional               on Securities   Stock      Stock      Total
                                             Stock      paid-in     Retained     Available       acquired   acquired   Stockholders'
                                             Class A    Capital     earnings     for Sale        by ESOP    by MRP     Equity
                                             -------    ----------  --------     -------------   --------   --------   -------------

Six months ended June 30, 1996
--------------------------------

Balance at December 31, 1995...............  $     3        2,739      8,322                42       (177)       (50)        10,879

Net income.................................      ---          ---        898               ---        ---        ---            898

Change in unrealized loss on securities
  available for sale, net..................      ---          ---        ---               (66)       ---        ---            (66)


Principal payments on ESOP loan............      ---          ---        ---               ---         30        ---             30

Purchase of MRP stock......................      ---          ---        ---               ---        ---        (85)           (85)


Proceeds from exercise of stock  options...      ---            5        ---               ---        ---        ---              5

Fair value adjustment for committed ESOP
 shares....................................      ---           19        ---               ---        ---        ---             19

Cash dividends.............................      ---          ---       (106)              ---        ---        ---           (106)

                                             -------    ----------  --------     -------------   --------   --------   ------------

Balance at June 30, 1996...................  $     3         2,763     9,114               (24)      (147)      (135)        11,574
                                             =======    ==========  ========     =============   ========   ========   ============


Six months ended June 30,  1997
-------------------------------

Balance at December 31, 1996...............  $     4         7,382     9,444                12       (117)      (165)        16,560

Net income.................................      ---           ---       624               ---        ---        ---            624

Proceeds from issuance of stock............        1           411       ---               ---        ---        ---            412

Change in unrealized  loss  on securities
  available for sale, net..................      ---           ---       ---               (36)       ---        ---            (36)


Principal payments on ESOP loan............      ---           ---       ---               ---         30        ---             30

Purchase of MRP stock......................      ---           ---       ---               ---        ---        ---           ---

Amortization of purchase price  of MRP
 stock.....................................      ---           ---       ---               ---        ---         55             55

Proceeds from exercise of stock options....      ---           525       ---               ---        ---        ---            525

Tax benefits of stock options exercised....      ---           193       ---               ---        ---        ---            193

Fair value adjustment for committed ESOP
 shares....................................      ---            23       ---               ---        ---        ---             23

Cash dividends.............................      ---           ---      (175)              ---        ---        ---           (175)

                                             -------    ----------  --------     -------------   --------   --------   ------------

Balance at June 30, 1997...................  $     5         8,534     9,893               (24)       (87)      (110)        18,211
                                             =======    ==========  ========     =============   ========   ========   ============


--------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              (Dollars in Thousands)
                                                                                             Six Months Ended June 30,
                                                                                                  1997        1996
                                                                                             ------------  ----------
                                                                                                     (Unaudited)
Cash flows from operating activities:
  Net income.................................................................................    $    624    $    898
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation...........................................................................       1,020         853
      Accretion of discounts and deferred loan fees..........................................        (731)       (373)
      Provision for losses on loans receivable and foreclosed real estate....................          98         181
 (Gain) loss on sale of:
        Securities available for sale........................................................        (207)         (4)
        Loans receivable.....................................................................         (31)        (94)
        Discounted loans receivable..........................................................         (23)       (666)
        Foreclosed real estate...............................................................         (81)        109
      Loans originated and purchased for sale................................................     (12,998)    (20,653)
      Proceeds from sale of loans receivable.................................................      27,092      26,707
      Proceeds from sale of discounted loans receivable......................................      14,125       2,227
      Amortization of goodwill...............................................................         120          54
      Amortization of purchased mortgage servicing rights....................................          94         ---
      Amortization of purchase price of MRP and ESOP stock...................................          85          30
     Recognition of fair value of ESOP shares scheduled to be released.......................          23          19
     FHLB stock redemption...................................................................         157         ---
      (Increase) decrease in accrued interest receivable, prepaid expenses, and other assets.         826         319
      Increase (decrease) in accrued interest payable and other liabilities .................        (675)       (341)
                                                                                             ------------  ----------
Net cash provided by operating activities....................................................      29,518       9,266
                                                                                             ------------  ----------
Cash flows from investing activities:
  Loans originated and purchased for portfolio...............................................     (45,718)    (29,615)
  Discounted loans receivable purchased......................................................      (8,731)    (11,164)
  Principal repayments on:
    Loans receivable and discounted loans receivable.........................................      24,644      25,302
    Mortgage-backed securities...............................................................         333         372
Proceeds from sale of:
    Foreclosed real estate...................................................................       1,698         962
    Securities available for sale............................................................       2,079          32
Proceeds from maturities of investment securities............................................         ---         600
Proceeds from liquidating dividend...........................................................         ---          67
  Purchase of:
    FHLB stock...............................................................................         ---         (10)
    Loan servicing rights....................................................................      (1,570)       (120)
    Securities available for sale............................................................      (2,113)        (25)
    Premises and equipment...................................................................      (2,519)     (1,387)
    Contribution to MRP......................................................................         ---         (85)
                                                                                             ------------  ----------
          Net cash provided by (used in) investing activities................................     (31,897)    (15,071)
                                                                                             ------------  ----------
Cash flows from financing activities:
  Net increase in deposits...................................................................      19,753       8,493
  Proceeds from borrowed funds...............................................................      66,919      56,566
  Repayment of borrowed funds................................................................     (87,650)    (55,275)
  Proceeds from stock issuance...............................................................         412         ---
  Proceeds from exercise of stock options....................................................         525           5
  Dividends paid.............................................................................        (175)       (106)
  Net increase (decrease) in advance payments by borrowers for taxes and insurance...........         857         (95)
  Net increase (decrease) in custodial escrow balances for loans serviced....................        (283)     (3,609)
                                                                                             ------------  ----------
      Net cash provided by financing activities..............................................         358       5,979
                                                                                             ------------  ----------
      Net increase (decrease) in cash and cash equivalents...................................      (2,021)        174
  Cash and cash equivalents at beginning of year.............................................      13,276      11,061
                                                                                             ------------  ----------
  Cash and cash equivalents at end of year...................................................    $ 11,255      11,235
                                                                                             ============  ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest expense.........................................................................       5,268    $  4,189
    Income taxes.............................................................................          70         400
  Non-cash investing activity - transfer of loans to foreclosed real estate..................    $  2,130         543
                                                                                              ===========   =========

See accompanying notes to unaudited financial statements.

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals, considered necessary for fair presentation have been included. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

NOTE B - STOCK BENEFIT PLANS

The Savings Bank adopted the Argo Federal Savings 401(k) Plan ("Plan") effective October 1, 1988, for the exclusive benefit of eligible employees of the Savings Bank. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least 1,000 hours of service within a twelve (12) consecutive month period and are age twenty-one (21) or older. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 12.0% are made at the Savings Bank's discretion each Plan year. The Savings Bank made contributions of $41,000 and $31,000, to
the Plan for the six months ended June 30, 1997, and 1996.   The Plan also
provides benefits in the event of death, disability, or other termination of employment.

On-Line has a 401(k) Plan covering all employees who have completed one or more years of service. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 6.0% of the participant's contribution is made at On-Line's discretion each year. On-Line made contributions of $28,000 and $40,000 to the Plan for the six months ended June 30, 1997, and 1996, respectively.

In conformity with Internal Revenue Service (IRS) rules governing separate lines of business, the 401(k) Plan for On-Line will continue to be operated separately from the 401(k) Plan for the Savings Bank.

In connection with the Merger Conversion, as hereinafter defined, Argo Savings formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP borrowed funds from an unrelated third party lender in the amount of $60,180 in order to purchase 7.0% of the Common Stock to be issued in the Merger Conversion (5,233 shares at $11.50 per share). The ESOP has subsequently borrowed additional funds from the same third party lender in the amount of $245,000 in order to purchase additional shares. The ESOP has purchased an additional 13,020 shares at an average price of $18.79 per share. Argo Savings will make scheduled discretionary cash contributions to the ESOP sufficient to service the amounts borrowed. The unpaid balance of the ESOP has been included in borrowed funds on the unaudited consolidated statement of condition and stockholders' equity has been reduced by a similar amount. Contributions of $34,000 and $37,000 were made to the ESOP to fund principal and interest for the six months ended June 30, 1997, and 1996, respectively.

On January 1, 1994, Argo Bancorp adopted the provisions of Statement of Position 93-6, ("SOP 93-6"). "Employer's Accounting for Employee Stock Ownership Plans," issued by the American Institute of Certified Public Accountants. SOP 93-6 requires Argo Bancorp to consider outstanding only those shares of the ESOP that are committed to be released when calculating both primary and fully diluted earnings per share. SOP 93-6 also requires the Savings Bank to record the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP as a charge to additional paid-in-capital with the corresponding increase or decrease to compensation expense. Additional paid in capital increased by $23,000 for the six months ended June 30, 1997.

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

On April 26, 1995, an amendment to the MRP was approved, which increased the amount of shares available to be awarded under the MRP to 24,498. As of June 30, 1996, an additional 1,907 shares have been purchased under the MRP and none have been awarded. Employees earn the awards over a three-year period. Once awarded the aggregate purchase price of the shares will be amortized to expense as a portion of annual compensation as the employees become vested in their stock awards and the amortized cost is reflected as a reduction of stockholders' equity. Amortization expense amounted to $55,000 and $30,000 for the six months ended June 30, 1997, and 1996, respectively.

The Board of Directors of Argo Bancorp formed a new MRP effective September 1, 1996, which purchased 12,500 shares of Argo Bancorp stock on September 24, 1996, for $115,000. Under this plan, employees in key management positions with Argo Bancorp and all its subsidiaries are eligible for participation. During the six months ended June 30, 1997, 1,575 shares were awarded to certain key On-Line employees. Amortization expense amounted to $6,000 for the six months ended June 30, 1997.

Argo Bancorp's Board of Directors adopted the 1991 Stock Option and Incentive Plan (the 1991 Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 107,450 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of incentive stock options to be granted to full-time employees of Argo Bancorp and its subsidiaries from time to time. Argo Bancorp awarded all 107,450 options under the 1991 Stock Option Plan. The exercise price for the options awarded was equal to the fair market value of the common stock at the date of grant. To date there have been 53,838 options exercised and 23,997 options were exercised during the six months ended June 30, 1997. At June 30, 1997, options to purchase 53,612 shares were outstanding.

Argo Bancorp's Board of Directors adopted the Non-Qualified Stock Option Plan for Non-Employee Directors (Non-Qualified Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 107,450 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of non-incentive stock options to be granted to non-employee directors of the Corporation and its subsidiaries from time to time. At June 30, 1997, Argo Bancorp has awarded 56,100 options for shares under the Non-Qualified Stock Option Plan. To date, options to acquire 13,200 shares have been exercised of which 8,500 shares were exercised during the six months ended June 30, 1997. The exercise price for the options awarded was equal to the fair market value of the common stock at the date of grant. At June 30, 1997, options to purchase 42,900 shares were outstanding under the Non-Qualified Stock Option Plan.

On-Line does not offer a stock option plan for On-Line employees. On-Line employees are not eligible for participation under Argo Bancorp's Stock Option Plan.

NOTE C - REGULATORY CAPITAL

Pursuant to the Office of Thrift Supervision ("OTS") regulations, savings institutions must meet three separate minimum capital-to-assets requirements:
(1) a risk-based capital requirement of 8.0% of risk-weighted assets, (2) a leverage ratio of 3.0% core capital to total adjusted assets, and (3) a tangible capital requirement of 1.5% tangible core capital to total assets. Although the minimum capital requirement is 3.0%, the OTS Regulations provide that an institution with less than 4.0% core capital is deemed to be "under-capitalized." The following table summarizes, as of June 30, 1997, Argo Savings' capital requirements under OTS regulations and its actual capital ratios at that date:



               Required      Actual     Required  Actual   Excess
                Capital      Capital    Capital   Capital  Capital
              Percentage   Percentage   Balance   Balance  Balance
              ----------   ----------   -------   -------  -------
                             (Dollars in Thousands)


Risk-based           8.0%       12.83%   $9,323   $14,954  $ 5,631
Core                 3.0         6.65     6,414    14,229    7,815
Tangible             1.5         6.65     3,207    14,229   11,022


NOTE D - EARNINGS PER SHARE

Primary earnings per share is based on a weighted average number of shares outstanding of 509,732 and 362,629 for the six months ended June 30, 1997, and 1996, respectively. Fully diluted earnings per share for the six months ended June 30, 1997, and 1996, is based upon 512,510 and 368,436, respectively. The common stock equivalents due to the dilutive effect of stock options are 32,283 shares for primary earnings per share and 35,061 shares for fully diluted earnings per share.

NOTE E - COMMITMENTS AND CONTINGENCIES

At June 30, 1997, Argo Savings had loan commitments totaling $5.7 million, and $4.6 million in unused lines of credit. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to Argo Savings' normal credit policies. Argo Savings also had Community Reinvestment Act ("CRA") investment commitments outstanding of $2.0 million.

                              ARGO BANCORP, INC.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

In addition to historical information, this Annual Report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 1996 Form 10-KSB.

GENERAL

Argo Bancorp was incorporated in August 1987, for the sole purpose of acquiring Argo Savings. Argo Bancorp was originally capitalized through the sale of 300 shares (which split in December of 1991 at 700/1) of common stock to three investors for total proceeds of $60,000. Argo Bancorp acquired Argo Savings on November 17, 1987, for a capital infusion of $1.1 million. On May 26, 1992, the Corporation completed a merger conversion whereby Dolton-Riverdale Savings converted from a state chartered mutual association to a federally chartered stock association and simultaneously merged with and into Argo Savings with Argo Savings as the surviving entity (the "Merger Conversion"). The transaction was accounted for under the pooling of interests method. There was no goodwill or other intangible assets recorded as a result of the transaction. As part of the merger conversion with Dolton-Riverdale Savings, the Corporation sold an additional 74,750 shares of common stock at an issuance price of $11.50. Net proceeds from the merger conversion were $326,000 after the deduction of the conversion expenses. The Corporation retained 50.0% of the net proceeds from the merger conversion and injected the remaining 50.0% into Argo Savings. All proceeds were used for general business uses.

Argo Bancorp is a unitary savings and loan company and is registered as such with the OTS. The Corporation is an active holding company with assets consisting of Argo Savings stock, On-Line stock, marketable securities, interest-earning deposits and a majority interest in Argo/Empire Mortgage LLC, a limited liability corporation that engages in the purchase and disposition of loans. Argo Bancorp is a Federal Housing Authority ("FHA") approved originator and servicer, a licensed Illinois mortgage banker and an approved Federal National Mortgage Association ("FNMA") servicer.

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

LIQUIDITY AND CAPITAL RESOURCES

Argo Savings' primary sources of funds are deposits, proceeds from principal and interest payments on the loan and mortgage-backed securities portfolio, custodial deposit accounts related to loans serviced for others, and the sale of newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $11.3 million at June 30, 1997.

The primary investment activity of Argo Savings is the origination and purchase of mortgage loans. During the six months ended June 30, 1997, and 1996, Argo Savings originated and purchased mortgage loans in the principal amounts of $67.4 million and $61.4 million, respectively. During the six months ended June 30, 1997, and 1996, these investing activities were primarily funded by principal repayments on loans receivable, discounted loans receivable, and mortgage-backed securities of $24.6 million and $25.3 million, respectively, and the proceeds from the sale of loans receivable and discounted loans receivable of $41.2 million and $28.9 million, respectively. During the six months ended June 30, 1997, additional funding was provided by the increase in deposits of $19.8 million offset by the decrease in borrowings of $20.7 million.

Argo Savings is required to maintain minimum levels of liquid assets as defined by OTS regulation. At June 30, 1997, Argo Savings liquid assets represented 5.76% of its liquidity base as compared to the required level of 5.0%. The level of liquidity maintained is believed by management to be adequate to meet the requirements of normal operations, potential deposit outflows, and the current loan demand.

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

At June 30, 1997, Argo Savings' capital exceeded all of the capital requirements of the OTS on a current and fully phased-in basis. The Savings Bank's tangible, core and risk-based capital ratios were 6.65%, 6.65%, and 12.83%, respectively.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0% multiplied by the estimated economic value of the institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300.0 million and risk-based capital ratios in excess of 12.0% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At June 30, 1997, the Savings Bank met each of its capital requirements, and it is anticipated that Argo Savings will not be subject to the interest rate risk component.

CHANGES IN FINANCIAL CONDITION

Total assets increased $572,000 to $229.9 million at June 30, 1997, from $229.3 million at December 31, 1996.

Cash and interest-earning deposits decreased $2.0 million to $11.3 million at June 30, 1997, primarily due to liquidity management. Because Argo Savings is leveraged, all excess funds not necessary to meet regulatory liquidity are used to reduce borrowings.

Loans receivable and discounted loans receivable increased $164,000 to $173.6 million at June 30, 1997, due to the origination and purchase of $67.4 million of loans, and discount accretion of $1.1 million, partially offset by principal repayments of $24.6 million, the sale of $41.2 million of loans receivable and discounted loans receivable, and the transfer of $2.1 million of loans and discounted loans receivable to foreclosed real estate.

Deposits increased $19.8 million to $170.4 million at June 30, 1997, from $150.6 million at December 31, 1996. The increase can primarily be attributed to an aggressive marketing effort during the first six months of 1997, aimed at attracting a larger customer base and interest credited of $4.1 million for the six months ended June 30, 1997. Brokered deposits taken in during the six months ended June 30, 1997, totaled $8.7 million and had a weighted average maturity of one (1) year.

Borrowings decreased $20.7 million to $30.1 million at June 30, 1997, from $50.9 million at December 31, 1996. The decrease in advances was due to the proceeds from the sale of loans receivable and discounted loans receivable.

Custodial escrow balances for loans serviced decreased $283,000 to $5.5 million at June 30, 1997, from $5.8 million at December 31, 1996. This decrease reflects normal fluctuations within these accounts. The custodial accounts pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced either for Argo Savings or on behalf of others by an independent mortgage servicing operation. The custodial accounts related to loans serviced by others are maintained at Argo Savings in both interest-bearing and non-interest bearing accounts. The custodial accounts associated with loans or purchased mortgage servicing rights serviced for Argo Savings are maintained in non-interest bearing accounts. At June 30, 1997, $5.5 million of all custodial escrow balances pertain to loans subserviced on behalf of Argo Savings for portfolio loans, servicing retained loans, and purchased mortgage servicing rights.

Stockholders' equity increased $1.7 million to $18.2 million at June 30, 1997, from $16.6 million at December 31, 1996. The increase was caused by the issuance of stock totaling $412,000, the exercise of stock options for $525,000, a $193,000 tax benefit related to the exercise of non-qualified options and net income of $624,000.

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

Argo Savings had an excess of interest sensitive liabilities, which mature or reprice within one year over interest sensitive assets of $55.6 million or 26.0% of total assets at June 30, 1997. As a result of the excess of interest sensitive liabilities over interest sensitive assets, Argo Savings is "Net Liability Sensitive" which would indicate that its earnings would be negatively affected by rising interest rates. In periods of falling interest rates, however, the opposite effect on net interest income is expected.

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

ACCOUNTING DEVELOPMENTS

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Statement is effective for periods ending after December 15, 1997, and will require restatement of all prior-period earnings per share ("EPS") data presented. The Statement establishes standards for computing and presenting EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic

EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Based on its review of the Statement, management believes the adoption of SFAS No. 128 will not have a material effect on per share disclosures of the Company.

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

At June 30, 1997, Argo Savings had one hundred twenty-two (122) properties, for $4.4 million classified as foreclosed real estate, as compared to ninety-five
(95) properties for $3.9 million at December 31, 1996. The underlying properties on June 30, 1997, consisted primarily of single family residences. The foreclosed real estate has been written down to its estimated fair value at June 30, 1997. The total amount of loans receivable ninety (90) days or more past due at June 30, 1997, was $4.8 million or 3.52% of total loans receivable compared to $3.9 million or 3.12% of total loans on December 31, 1996. At June 30, 1997, loans ninety (90) days or more past due totaling $4.8 million were secured by one-to-four family residences. Total non-performing assets at June 30, 1997, totaled $5.5 million or 2.40% of total assets compared to $7.9 million or 3.43% of total assets at December 31, 1996. Excluded from this total is the $5.0 million of discounted loans ninety (90) days or more past due, and $3.7 million in foreclosed real estate attributable to the discounted loans receivable portfolio. Discounted loans that are often purchased with the intent to foreclose and sell the underlying property are excluded from non-performing loans.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997, AND 1996.

GENERAL

Net income for the six months ended June 30, 1997, was $624,000 or $1.22 per share (primary) compared to net income of $898,000 or $2.48 per share (primary) for the six months ended June 30, 1996. Net income for the three months ended June 30, 1997, was $366,000 or $0.72 per share (primary) as compared to $433,000 or $1.19 per share (primary) for the three months ended June 30, 1996. The decrease in comparable six month and three month earnings resulted primarily from decreases in On-Line's net income and decreases in the gains recognized on the sale of loans receivable and discounted loans receivable, partially offset by the increase in net interest income.

INTEREST INCOME

Interest income for the six months ended June 30, 1997, totaled $10.1 million, as compared to $7.5 million for the comparable 1996 period. The $2.6 million increase was the result of a $45.4 million increase in average interest-earning assets to $200.9 million for the six months ended June 30, 1997, and the forty-six (46) basis point increase in the weighted average yield on interest-earning assets to 10.04% for the six months ended June 30, 1997.

Interest income for the three months ended June 30, 1997, totaled $5.4 million as compared to $3.8 million for the comparable 1996 period. The $1.6 million increase in the comparable three month interest income was the result of the $53.1 million increase in average interest-earning assets and the sixty (60) basis point increase in the weighted average yield.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 1997, totaled $5.8 million as compared to $4.2 million for the comparable 1996 period. The $1.6 million increase was the result of a $49.8 million increase in average interest-bearing liabilities to $212.7 million for the six months ended June 30, 1997, and a twenty-seven (27) basis point increase in the weighted average cost of interest-bearing liabilities to 5.48% for the six months ended June 30, 1997.

Interest expense for the three months ended June 30, 1997, totaled $3.1 million as compared to $2.1 million for the comparable 1996 period. The $993,000 increase was the result of the $54.2 million increase in average interest-bearing liabilities and the fifty-six (56) basis point increase in the weighted average cost of interest-bearing liabilities to 5.64% for the three months ended June 30, 1997.

NET INTEREST INCOME

Net interest income totaled $4.3 million for the six months ended June 30, 1997, reflecting an increase of $1.1 million from the amount recorded in the comparable 1996 period. The increase in net interest income for the six months ended June 30, 1997, resulted from a $45.4 million increase in average interest-earning assets and a nineteen (19) basis point increase in the effective net spread to 4.56% from 4.37% for the comparable 1996 period, partially offset by the $49.8 million increase in the average dollar amount of interest-bearing liabilities.

Net interest income for the three months ended June 30, 1997, was $2.4 million as compared to $1.7 million for the comparable 1996 period. The $649,000 increase was caused by the $53.1 million increase in average interest-earning assets and a four (4) basis point increase in the effective net spread to 4.75% from 4.71%, partially offset by the $54.2 million increase in interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

A general loan loss provision of $60,000 was recorded during the six months ended June 30, 1997, as compared to $30,000 for the six months ended June 30, 1996. Management believes that loan loss provisions are adequate and will continue to monitor the mortgage portfolio and substandard assets for loss exposure.

NON-INTEREST INCOME

Non-interest income decreased $102,000 and $39,000 for the six and three month period ended June 30, 1997, respectively. These decreases were the result of the $422,000 and the $399,000 decrease in gains on sale of loans receivable for the six and three month period, respectively. Offsetting this decrease was a $318,000 and a $248,000 increase in mortgage banking income for the six and three month period, respectively.

NON-INTEREST EXPENSE

Non-interest expense increased $1.5 million and $813,000 for the six and three month period ended June 30, 1997, respectively. These increases are primarily due to increases in compensation, occupancy, data processing services, and other general and administrative fees. Compensation increased $335,000 and $178,000 for the six and three month period ended June 30, 1997, respectively, primarily due to the addition of staff at the new operating subsidiary, MARGO Financial Services LLC. The $270,000 and $251,000 increase in occupancy and equipment for the six and three month period ended June 30, 1997, respectively, is due to significant leasehold improvements at On-Line, as well as the opening of Argo Savings' permanent branch location on the Westside of Chicago, Illinois. The $262,000 and $149,000 increase in data processing cost of services for the six and three month period ended June 30, 1997, respectively, is due to software and hardware upgrades at On-Line. The increase in other general and administrative expenses for the six month and three month period ended June 30, 1997, respectively, was caused by increases in accounting, legal, advertising, loan expense, and other expenses.

INCOME TAX EXPENSE

The provision for income tax expense decreased $268,000 to $136,000 for the six and three month period ended June 30, 1997, respectively, as compared to the 1996 period. The decreases are due to the utilization of affordable housing tax credits and the decrease in pretax earnings.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Argo Bancorp and Argo Savings are not engaged in any legal proceedings of a material nature at the present time.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

Item 3.  Default Upon Senior Securities

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held May 28, 1997, with the following resolutions ratified and approved in all respects:

        I.      Election of Directors: The election of Arthur Byrnes for a three
        (3) year term:

        For: 470,068 votes 96.3%       Withheld: 2 votes 0.0%          Broker Non-votes: 0 votes 0.0%

        II. Election of Directors: The election of Frances M. Pitts for a three (3) year term:

        For: 468,700 votes 96.0%       Withheld: 1,370 votes 0.3%      Broker Non-votes: 0 votes 0.0%

In addition, the following directors continue in office:

     John G. Yedinak, President, Chief Executive Officer, and Chairman of the
      Board

     Sergio Martinucci, Vice President and Director
      President and Owner, Coldwell Banker-Stanmeyer Realtors

     Donald G. Wittmer, Director
      President and Owner, Wittmer Financial Services, Ltd.

        III. The ratification of the appointment of KPMG Peat Marwick, LLP as independent auditors of Argo Bancorp, Inc. for fiscal year ending December 31, 1997 .

        For: 469,059 votes 96.1%       Against: 1,000 votes 0.2%       Abstain: 2 votes 0.0%
        Broker Non-votes: 0 votes 0.0%

ITEM 5.  OTHER INFORMATION

During the second quarter, 1997, 1,000 stock options were exercised at a price of $30.50. These shares were issued from the authorized but not yet issued shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

     The following exhibits are incorporated herein by reference:

     (3) The Certificate of Incorporation and By-Laws.

        3.1 Certificate of Incorporation of Argo Bancorp, Inc. *
        3.2 By-Laws of Argo Bancorp, Inc. *
        4.0 Stock Certificate of Argo Bancorp, Inc. *
       27.0 Financial Data Schedule (filed herewith)

B. Reports of Form 8-K

None.












-------------------------------------------------------------------------------
* Incorporated herein by reference into this document from Exhibits to Form S-1, Registration Statement filed on January 28, 1992, and amended thereto, Registration No. 33-45222.

                                  SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ARGO BANCORP, INC.



Date:   August 11, 1997               /s/ John G. Yedinak
        ---------------              --------------------------------
                                     John G. Yedinak,
                                     President of the Board
                                     and Chief Executive Officer



Date:   August 11, 1997               /s/ Frank J. Lis
        ---------------              --------------------------------
                                     Frank J. Lis,
                                     Vice President and Interim Chief
                                     Financial Officer