Form 10QSB
period 1997-09-30
ARGO BANCORP INC /DE/
filed 1997-11-14
CIK 883502

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1997

                        Commission File Number 0-19829


                              ARGO  BANCORP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                   Delaware                             36-3620612
       ---------------------------------            -------------------
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

The registrant had 486,403 shares outstanding as of October 31, 1997.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                              ---      ---



================================================================================

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                                  FORM 10-QSB

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                         PAGE NO.
------------------------------                                         --------
Item 1 Financial Statements

          Consolidated Statements of Financial Condition
          as of September 30, 1997 (unaudited) and
          December 31, 1996..............................................  3

          Consolidated Statements of Income for the Three
          and Nine Months ended September 30, 1997 and
          1996 (unaudited)...............................................  4

          Consolidated Statements of Stockholders' Equity
          for the Nine Months Ended September 30, 1997,
          and 1996 (unaudited)...........................................  5

          Consolidated Statements of Cash Flows for the
          Nine Months ended September 30, 1997,
          and 1996 (unaudited)...........................................  6

          Notes to Consolidated Financial Statements.....................  7

Item 2 Management Discussion and Analysis of Financial
          Condition and Results of Operations............................ 11

PART II - OTHER INFORMATION
---------------------------

Item 1 Legal Proceedings................................................. 21

Item 2 Changes in Securities............................................. 21

Item 3 Default Upon Senior Securities.................................... 21

Item 4 Submission of Matters to a Vote of Security Holders............... 21

Item 5 Other Information................................................. 21

Item 6 Exhibits and Reports on Form 8-K.................................. 21

Signature Page........................................................... 22


                      ARGO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)                                                                     9/30/97         12/31/96
--------------------------------------------------------------------                     -----------      -----------
ASSETS                                                                                   (UNAUDITED)
Cash................................................................                     $     6,694      $    12,518
Interest-earning deposits...........................................                          10,243              758
FHLB of Chicago stock...............................................                           3,271            3,428
Securities available for sale.......................................                           6,003            5,788
Loans receivable, net of allowances for losses of $714 and $665 in
 1997 and 1996, respectively .......................................                         128,218          125,704
Discounted loans receivable, net of purchased discounts of 6,122 and
 14,177, respectively...............................................                          38,925           47,725
Accrued interest receivable.........................................                           1,789            2,089
Foreclosed real estate and real estate in judgment..................                           4,333            3,913
Premises and equipment, net.........................................                          11,511            9,856
Goodwill............................................................                             188              333
Purchased mortgage servicing rights.................................                           6,745            5,264
Prepaid expenses and other assets...................................                          11,106           11,908
                                                                                         -----------      -----------
                                                                                         $   229,026      $   229,284
                                                                                         ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
 Deposits...........................................................                     $   169,148      $   150,627
 Borrowed money.....................................................                          30,624           50,879
 Interest-bearing custodial escrow balances for loans serviced......                              19               76
 Custodial escrow balances for loans serviced.......................                           6,898            5,706
 Advance payments by borrowers for taxes and insurance..............                             544               24
 Other liabilities..................................................                           4,184            5,412
                                                                                         -----------      -----------
  Total liabilities.................................................                     $   211,417      $   212,724
                                                                                         -----------      -----------
Stockholders' Equity:
 Preferred stock, $0.01 par value;
  Authorized 500,000 shares; none issued
  or outstanding....................................................                             ---              ---
 Common Stock:
  Class A, $0.01 par value; Authorized
   3,020,000 shares; issued and outstanding
   486,403 shares and 440,692 shares in 1997 and 1996,
   respectively.....................................................                               5                4
  Class B, $0.01 par value; Authorized
   340,000 shares; none issued or outstanding.......................                             ---              ---
  Class C, $0.01 par value; Authorized
   340,000 shares; none issued or outstanding.......................                             ---              ---
  Class D, $0.01 par value; Authorized
   340,000 shares; none issued or outstanding.......................                             ---              ---
 Additional paid-in capital.........................................                           8,545            7,382
 Retained earnings - substantially restricted.......................                           9,817            9,444
 Unrealized gain (loss) on securities available for sale, net of
  tax...............................................................                             (44)              12
 Common stock acquired by:
  Employee Stock Ownership Plan.....................................                             (72)            (117)
  Management Recognition Plan.......................................                            (642)            (165)
                                                                                         -----------      -----------
   Total stockholders' equity.......................................                     $    17,609      $    16,560
                                                                                         -----------      -----------
                                                                                         $   229,026      $   229,284
                                                                                         ===========      ===========

See accompanying notes to unaudited consolidated financial statements.

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       For the Three Months Ended        For the Nine Months Ended
(Dollars in thousands, except per share data)                          9/30/97            9/30/96        9/30/97           9/30/96
------------------------------------------------------------          --------           --------       --------          --------
                                                                                                (Unaudited)
Interest income:
 Loans receivable...........................................          $  3,075           $  3,131       $  9,513          $  9,277
 Discounted loans receivable................................               658                836          3,868             1,634
 Mortgage-backed securities.................................                72                 86            228               272
 Interest-earning deposits..................................               160                165            446               487
                                                                      --------           --------       --------          --------
  Total interest income.....................................             3,965              4,218         14,055            11,670
                                                                      --------           --------       --------          --------
Interest expense:
 Deposits...................................................             2,222              1,639          6,345             4,673
 Custodial escrow balances for loans
  serviced..................................................                 2                  9              7                75
 Borrowed money.............................................               512                620          2,208             1,761
                                                                      --------           --------       --------          --------

  Total interest expense....................................             2,736              2,268          8,560             6,509
                                                                      --------           --------       --------          --------
  Net interest income before provision
   for loan losses..........................................             1,229              1,950          5,495             5,161
Provision for loan losses...................................               ---                 45             60               100
                                                                      --------           --------       --------          --------
Net interest income after provision
 for loan losses............................................             1,229              1,905          5,435             5,061
                                                                      --------           --------       --------          --------

Non-interest income:
 Purchased mortgage servicing income, net...................               101                 76            270               273
 Mortgage banking...........................................               173                 20            522                52
 Gain on sale of mortgage servicing rights, loans
  receivable, discounted loans receivable, mortgage-backed
  securities, and securities available for sale.............               422                332            765             1,096
 Fees for other customer services...........................               112                102            335               290
 Data processing income.....................................             2,880              2,701          8,389             8,185
 Other......................................................               578                 22            644               117
                                                                      --------           --------       --------          --------
  Total non-interest income.................................             4,266              3,253         10,925            10,013
                                                                      --------           --------       --------          --------

Non-interest expense:
 Compensation and benefits..................................             1,913              2,019          6,443             6,213
 Occupancy and equipment....................................             1,273              1,099          3,626             3,183
 Data processing cost of services...........................             1,025                449          1,972             1,132
 Federal deposit insurance premiums.........................                27                863             74             1,011
 Other general and administrative fees......................             1,297                754          3,452             2,184
 Amortization of goodwill...................................                26                 27             78                82
                                                                      --------           --------       --------          --------
  Total non-interest expense................................             5,561              5,211         15,645            13,805
                                                                      --------           --------       --------          --------

Earnings (loss) before provision for
 income tax expense.........................................               (66)               (53)           715             1,269
Provision for income tax expense (benefit)..................               (78)               (85)            79               339
                                                                      --------           --------       --------          --------
Net earnings................................................                12                 32            636               930
                                                                      --------           --------       --------          --------
Primary net earnings per share..............................               .02                .09           1.24              2.56
                                                                      --------           --------       --------          --------
Fully diluted earnings per share............................               .02                .09           1.23              2.53
                                                                      --------           --------       --------          --------

See accompanying notes to unaudited consolidated financial statements.

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                Net
                                                                             Unrealized
                                                                             Gain (Loss)
                                        Common     Additional                Marketable   Common Stock   Common Stock    Total
                                         Stock      paid-in      Retained      Equity       acquired      acquired     Stockholders'
Nine Months ended September 30, 1996    Class A     Capital      earnings    Securities      by ESOP        by MRP       Equity
------------------------------------   ----------  ----------   ----------   -----------   -----------   -----------   -----------
Balance at December 31, 1995........   $        3       2,739        8,322            42          (177)          (50)       10,879

Net Income..........................          ---         ---          930           ---           ---           ---           930

Change in unrealized loss on
 securities available for sale, net.          ---         ---          ---           (10)          ---           ---           (10)

Principal payments of ESOP loan.....          ---         ---          ---           ---            45           ---            45

Purchase of MRP Stock...............          ---         ---          ---           ---           ---          (115)         (115)

Amortization of purchase price of
 MRP stock..........................          ---         ---          ---           ---           ---             9             9

Proceeds from exercise of stock
 options............................          ---          15          ---           ---           ---           ---            15

Fair value adjustment for committed
 ESOP shares........................          ---          74          ---           ---           ---           ---            74

Cash dividends......................          ---         ---         (157)          ---           ---           ---          (157)
                                       ----------  ----------   ----------   -----------   -----------   -----------   -----------
Balance at September 30, 1996.......   $        3       2,828        9,095            32          (132)         (156)       11,670
                                       ==========  ==========   ==========   ===========   ===========   ===========   ===========

Nine months ended September 30, 1997
------------------------------------

Balance at December 31, 1996........   $        4       7,382        9,444            12          (117)         (165)       16,560

Net income..........................          ---         ---          636           ---           ---           ---           636

Proceeds from issuance of stock.....            1         411          ---           ---           ---           ---           412

Change in unrealized loss on
 securities available for sale, net.          ---         ---          ---           (56)          ---           ---           (56)

Principal payments on ESOP loan.....          ---         ---          ---           ---            45           ---            45

Purchase of MRP stock...............          ---         ---          ---           ---           ---          (486)         (486)

Amortization of purchase price of
 MRP stock..........................          ---         ---          ---           ---           ---             9             9

Proceeds from exercise of stock
 options............................          ---         525          ---           ---           ---           ---           525

Tax benefits of stock options
 exercised..........................          ---         193          ---           ---           ---           ---           193

Fair value adjustment for committed
 ESOP shares........................          ---          34           ---          ---           ---           ---            34

Cash dividends......................          ---         ---         (263)          ---           ---           ---          (263)
                                       ----------  ----------   ----------   -----------   -----------   -----------   -----------
Balance at September 30, 1997.......   $        5       8,545        9,817           (44)          (72)         (642)       17,609
                                       ==========  ==========   ==========   ===========   ===========   ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Nine Months Ended
                                                                                                  September 30,
(Dollars in Thousands)                                                                        1997            1996
------------------------------------------------------------------------------------       ----------      ----------
                                                                                                   (Unaudited)
Cash flows from operating activities:
 Net income.........................................................................       $      636      $      930
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation......................................................................            1,604           1,352
  Accretion of discounts and deferred loan fees.....................................             (852)           (571)
  Provision for loan losses.........................................................               60             100
  Provision for losses on foreclosed real estate....................................               38             126
  (Gain) loss on sale of:
   Securities available for sale....................................................             (427)             (5)
   Loans receivable.................................................................             (207)            (90)
   Discounted loans receivable......................................................              (57)         (1,185)
   Foreclosed real estate...........................................................              (74)            184
  Loans originated and purchased for sale...........................................          (14,428)        (22,011)
  Proceeds from sale of loans receivable............................................           39,880          27,233
  Proceeds from sale of discounted loans receivable.................................           14,736           4,867
  Amortization of goodwill..........................................................               78              82
  Amortization of purchased mortgage servicing rights...............................              136             ---
  Amortization of purchase price of MRP and ESOP stock..............................               54              54
  Recognition of fair value of ESOP shares scheduled to be released.................               34              74
  FHLB stock dividends..............................................................              157             ---
  (Increase) decrease in accrued interest receivable, prepaid expenses,
   and other assets.................................................................            1,329            (194)
  Increase (decrease) in accrued interest payable and other liabilities.............           (1,228)            387
                                                                                           ----------      ----------
   Net cash provided by (used in) operating activities..............................           41,469          11,333
                                                                                           ----------      ----------
Cash flows from investing activities:
 Loans originated and purchased for portfolio.......................................          (63,780)        (24,425)
 Discounted loans receivable purchased..............................................           (8,947)        (42,257)
 Principal repayments on:
  Loans receivable and discounted loans receivable..................................           36,806          36,065
  Mortgage-backed securities........................................................              713             555
  Proceeds from maturities of investment securities.................................              ---             600
 Proceeds from sale of:
  Foreclosed real estate............................................................            2,704             982
  Securities available for sale.....................................................            4,074              83
  Proceeds from liquidating dividend ...............................................               67              --
 Purchase of:
  FHLB stock........................................................................              ---            (320)
  Loan servicing rights.............................................................           (1,617)           (201)
  Securities available for sale.....................................................           (4,678)           (105)
  Premises and equipment............................................................           (3,259)         (2,857)
 Contribution to MRP and ESOP.......................................................             (486)           (115)
                                                                                           ----------      ----------
    Net cash provided by (used in) investing activities.............................          (38,403)        (31,995)
                                                                                           ----------      ----------
Cash flows from financing
 activities:
 Net increase in deposits...........................................................           18,521          11,500
 Proceeds from borrowed funds.......................................................           76,392          86,718
 Repayment of borrowed funds........................................................          (96,647)        (71,324)
 Proceeds from stock issuance.......................................................              412             ---
 Proceeds from exercise of stock options............................................              525              15
 Dividends paid.....................................................................             (263)           (157)
 Net increase (decrease) in advance payments by borrowers for
  taxes and insurance...............................................................              520            (100)
 Net increase (decrease) in custodial escrow balances for
  loans serviced....................................................................            1,135          (4,616)
                                                                                           ----------      ----------
  Net cash provided by financing activities.........................................              595          22,036
                                                                                           ----------      ----------
  Net increase (decrease) in cash and cash equivalents..............................            3,661           1,374
Cash and cash equivalents at beginning of year......................................           13,276          11,061
                                                                                           ----------      ----------
 Cash and cash equivalents at end of period...........................................           16,937          12,435
                                                                                           ==========      ==========
Supplemental disclosures of cash
 flow information:
 Cash paid during the period for:
  Interest expense..................................................................            8,487           6,459
  Income taxes......................................................................               80             400
 Non-cash investing activity - transfer of loans to foreclosed
  real estate.......................................................................       $    3,141      $    1,413
                                                                                           ==========      ==========

See accompanying notes to unaudited financial statements.

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB, and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for fair presentation have been included. The results of operations for the three months and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

The unaudited consolidated financial statements include the accounts of Argo Bancorp, Inc. ("Argo Bancorp," the "Corporation" or "Holding Company") and its wholly owned subsidiaries, On-Line Financial Services, Inc. ("On-Line"), Argo Federal Savings Bank, FSB ("Argo Savings" or "Savings Bank") and Argo Savings' wholly owned subsidiaries, Argo Mortgage Corporation, Dolton-Riverdale Savings Service Corporation, and Argo Savings' majority owned subsidiary Margo Financial Services LLC ("Margo"). The statements also include Argo Bancorp's majority owned limited liability company, Argo / Empire Mortgage LLC, which is consolidated into the Corporation. Significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE B - STOCK BENEFIT PLANS

The Savings Bank adopted the Argo Federal Savings 401(K) Plan (Plan) effective October 1, 1988, for the exclusive benefit of eligible employees of the Savings Bank. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least 1,000 hours of service within a twelve consecutive month period and are age 21 or older. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 12.0% are made at the Savings Bank's discretion each Plan year. The Savings Bank made contributions of $61,000 and $46,000, to the Plan for the nine months ended September 30, 1997, and 1996. The Plan also provides benefits in the event of death, disability, or other termination of employment.

On-Line has a 401(k) Plan covering all employees who have completed one or more years of service. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 6.0% of the participant's contribution is made at On-Line's discretion each year. On-Line made contributions of $36,000 and $61,000 to the Plan for the nine months ended September 30, 1997, and 1996, respectively.

In conformity with Internal Revenue Service (IRS) rules governing separate lines of business, the 401(k) Plan for On-Line will continue to be operated separately from the 401(k) Plan for the Savings Bank.

In connection with the Merger Conversion, Argo Savings formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP borrowed funds from an unrelated third party lender in the amount of $60,180 in order to purchase 7.0% of the Common Stock issued in the Merger Conversion (5,233 shares at $11.50 per share). The ESOP has subsequently borrowed additional funds from the same third party lender in the amount of $245,000 in order to purchase additional shares. The ESOP has purchased an additional 13,020 shares at an average price of $18.79 per share. Argo Savings will make scheduled discretionary cash contributions to the ESOP sufficient to service the amounts borrowed. The unpaid balance of the ESOP has been included in borrowed funds on the unaudited consolidated statement of condition and stockholders' equity has been reduced by a similar amount. Contributions of $51,000 and $55,000 were made to the ESOP to fund principal and interest payments for the nine months ended September 30, 1997, and 1996, respectively.

On January 1, 1994, Argo Bancorp adopted the provisions of Statement of Position 93-6, (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans", issued by the American Institute of Certified Public Accountants. SOP 93-6 requires Argo Bancorp to consider outstanding only those shares of the ESOP that are committed to be released when calculating both primary and fully diluted earnings per share. SOP 93-6 also requires the Savings Bank to record the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP as a charge to additional paid-in-capital with the corresponding increase or decrease to compensation expense. The adoption of SOP 93-6 had the effect of increasing additional paid-in capital by $34,000 for the nine months ended September 30, 1997.

On-Line does not offer an ESOP for On-Line employees. On-Line employees are not eligible for participation under the Savings Bank's ESOP.

The Board of Directors of Argo Savings formed a Management Recognition Plan and Trust ("MRP") effective October 31, 1991, which purchased 6.8% or 15,400 shares, of the Corporation's common stock in December 1991. In addition, Argo Savings contributed $34,385 to allow the MRP to purchase 2,990 shares in the merger conversion or on the open market. All initial MRP shares have been awarded to employees in key management positions with the Savings Bank and are fully vested.

On April 26, 1995, an amendment to the MRP was approved, which increased the amount of shares available to be awarded under the MRP to 24,498. As of September 30, 1997, an additional 5,704 shares have been purchased under the MRP and none have been awarded. Employees earn the awards over a three-year period. Once awarded the aggregate purchase price of the shares will be amortized to expense as a portion of annual compensation as the employees become vested in their stock awards and the unamortized cost is reflected as a reduction of stockholders' equity.

The Board of Directors of Argo Bancorp formed a new MRP effective September 1, 1996, which authorized the purchase of 12,500 shares of Argo Bancorp stock for up to $486,000. Under this plan, employees in key management positions with Argo Bancorp and all its subsidiaries are eligible for participation. During the nine months ended September 30, 1997, 1,575 shares were awarded to certain key On-Line employees. Amortization expense amounted to $9,000 for the nine months ended September 30, 1997.

Argo Bancorp's Board of Directors adopted the 1991 Stock Option and Incentive Plan (the 1991 Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 107,450 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of incentive stock options to be granted to full-time employees of Argo Bancorp and its subsidiaries from time to time. All 107,450 options were awarded by Argo Bancorp under the 1991 Stock Option Plan. The exercise price for the options awarded was equal to the fair market value of the common stock at the date of grant. To date there have been 53,838 options exercised, including 23,997 shares that were exercised during the nine months ended September 30, 1997. At September 30, 1997, options to purchase 53,612 shares were outstanding.

Argo Bancorp's Board of Directors adopted the Non-Qualified Stock Option Plan for Non-Employee Directors (Non-Qualified Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 107,450 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of non-incentive stock options to be granted to non-employee directors of the Corporation and its subsidiaries from time to time. At September 30, 1997, 58,100 options for shares have been awarded by Argo Bancorp under the Non-Qualified Stock Option Plan. To date, options to acquire 13,200 shares have been exercised, including 8,500 shares that were exercised during the nine months ended September 30, 1997. The exercise price for the options awarded was equal to the fair market value of the common stock at the date of grant. At September 30, 1997, options to purchase 44,900 shares were outstanding under the Non-Qualified Stock Option Plan.

On-Line does not offer a stock option plan for On-Line employees. On-Line employees are not eligible for participation under Argo Bancorp's Stock Option Plan.

NOTE C - REGULATORY CAPITAL

Pursuant to the Office of Thrift Supervision ("OTS") regulations, savings institutions must meet three separate minimum capital-to-assets requirements:
(1) a risk-based capital requirement of 8.0% of risk-weighted assets, (2) a leverage or core ratio of 3.0% core capital to total adjusted assets, and (3) a tangible capital requirement of 1.5% tangible core capital to total assets. Although the minimum capital requirement is 3.0%, the OTS Regulations provide that an institution with less than 4.0% core capital is deemed to be "under-capitalized". The following table summarizes, as of September 30, 1997, Argo Savings' capital requirements under FIRREA and its actual capital ratios at that date:

               REQUIRED      ACTUAL     REQUIRED  ACTUAL   EXCESS
                CAPITAL      CAPITAL    CAPITAL   CAPITAL  CAPITAL
              PERCENTAGE   PERCENTAGE   BALANCE   BALANCE  BALANCE
              -----------  -----------  --------  -------  -------
                             (Dollars in Thousands)

Risk-based           8.0%       11.49%    $9,292  $13,340   $4,048
Core                 3.0         5.93%     6,384   12,626    6,242
Tangible             1.5         5.93%     3,193   12,626    9,433


NOTE D - EARNINGS PER SHARE

Primary earnings per share is based on a weighted average number of shares outstanding of 514,968 and 363,815 for the nine months ended September 30, 1997, and 1996, respectively. Fully diluted earnings per share for the nine months ended September 30, 1997, and 1996, is based upon 517,259 and 367,461, respectively.

NOTE E - COMMITMENTS AND CONTINGENCIES

At September 30, 1997, Argo Savings had loan commitments totaling $5.7 million, and $8.1 million in unused lines of credit. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to Argo Savings' normal credit policies. Argo Savings also had community reinvestment act ("CRA") investment commitments outstanding of $2.0 million.

                              ARGO BANCORP, INC.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

In addition to historical information, this Annual Report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current conditions include, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 1996 Form 10-KSB.

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

Argo Bancorp is a unitary savings and loan company and is registered as such with the OTS. The Corporation is an active holding company with assets consisting of Argo Savings' stock, On-Line stock, marketable securities, interest-earning deposits, and a majority interest in Argo/Empire Mortgage LLC, a limited liability company that engages in the purchase and disposition of loans. Argo Bancorp is a Federal Housing Authority ("FHA") approved originator and servicer, a licensed Illinois mortgage banker and an approved Federal National Mortgage Association ("FNMA") servicer.

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

Argo Savings operates one (1) wholly-owned service corporation subsidiary. Dolton-Riverdale Savings Service Corporation is a wholly owned subsidiary, which offers life insurance annuities to the customer base of Argo Savings. Argo Savings also operates two (2) operating subsidiaries, Argo Mortgage Corporation and Margo Financial Services LLC. Argo Mortgage Corporation is a wholly owned operating subsidiary, which engages in mortgage brokerage activities that focus on the purchase and sale of discount mortgage loans into the secondary market. Margo Financial Services LLC is a majority owned operating subsidiary, which was incorporated and fully operational on August 20, 1996. The activities of Margo relate to the origination, investment, sale and servicing of mortgage loans.

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

On-Line is a third party provider of electronic data processing services to financial institutions located throughout the Midwest. On-Line currently provides data processing services to thrifts, community banks, savings banks, and mortgage brokers representing over 1.5 million customer accounts in six (6) Midwestern states. On-Line has historically marketed its services to institutions with assets of less than $1.0 billion, where On-Line's orientation toward superior customer service and specialized products allows it to effectively compete. On-Line's customer base include institutions with total assets ranging from $13.0 million to $850.0 million, with an average of approximately $95.0 million. The acquisition by Argo Bancorp has promoted the development and sale of technological advances in the systems, programs, and services offered by On-Line, which includes resale of software produced by Information Technology Incorporated, integrated check and document imaging systems, and computer output laser disc storage technology. These services are in addition to new offerings by On-Line in the planning and deployment of wide area and local area network systems, the sale of all related hardware and services, expanded technical and communications support, consultation and training, and the maintenance of in-house systems. On-Line's strategy to implement and offer computer output laser disc storage technology and a full line of document imaging services has been realized and is now being marketed to a wide array of users of advanced technology. Together with aggressive marketing to small and mid-size commercial and community banks, On-Line's business plan to expand its traditional thrift institution client base is being implemented.

LIQUIDITY AND CAPITAL RESOURCES

Argo Savings' primary sources of funds are deposits, proceeds from principal and interest payments on the loan and mortgage-backed securities portfolios, custodial escrow accounts related to loans serviced for others, and the sale of newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $16.9 million at September 30, 1997.

The primary investment activity of Argo Savings is the origination and purchase of mortgage loans. During the nine months ended September 30, 1997, and 1996, Argo Savings originated and purchased mortgage loans in the principal amounts of $87.2 million and $66.7 million, respectively. During the nine months ended September 30, 1997, and 1996, these investing activities were primarily funded by principal repayments on loans receivable, discounted loans receivable and mortgage-backed securities of $37.5 million and $36.6 million, respectively, and the proceeds from the sale of loans receivable, discounted loans receivable and securities available for sale of $58.7 million and $33.1 million, respectively. During the three months ended September 30, 1997, additional funding was provided by the increase in deposits of $18.5 million offset by a $20.3 million decrease in borrowings. During the nine months ended September 30, 1996, additional funding was provided by the increase in deposits of $11.5 million, and an increase in borrowings of $15.4 million, respectively.

Argo Savings is required to maintain minimum levels of liquid assets as defined by OTS regulation. At September 30, 1997, Argo Savings liquid assets represented 5.01% of its liquidity base as compared to the required level of 5.0%. The level of liquidity maintained is believed by management to be adequate to meet the requirements of normal operations, potential deposit outflows, and the current loan demand.

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

At September 30, 1997, Argo Savings' capital exceeded all of the capital requirements of the OTS on a current and fully phased-in basis. The Savings Bank's tangible, core and risk-based capital ratios were 5.93%, 5.93% and 11.49%, respectively.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0% multiplied by the estimated economic value of the institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300.0 million and risk-based capital ratios in excess of 12.0% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At September 30, 1997, the Savings Bank met each of its capital requirements, and it is anticipated that Argo Savings will not be subject to the interest rate risk component.

CHANGES IN FINANCIAL CONDITION

Total assets decreased $258,000 to $229.0 million at September 30, 1997, from $229.3 million at December 31, 1996.

Cash and interest-earning deposits increased $3.7 million to $16.9 million at September 30, l997, primarily due to a quarter end loan sale and liquidity management. Because Argo Savings is leveraged, all excess funds not necessary to meet regulatory liquidity are used to reduce borrowings.

Loans receivable and discounted loans receivable decreased $6.3 million to $167.1 million at September 30, 1997, due to principal repayments of $36.8 million, the sale of $54.6 million of loans receivable and discounted loans receivable, and the transfer of $3.1 million of loans receivable and discounted loans receivable to foreclosed real estate, partially offset by the origination and purchase of $87.2 million of loans receivable and discounted loans receivable and discount accretions of $852,000.

Premises and equipment increased $1.7 million to $11.5 million at September 30, 1997. The increase is primarily due to the significant leasehold improvements at On-Line related to the new training facility. Also contributing to the increase is the completion of Argo Savings' permanent branch facility on the Westside of Chicago.

Purchased mortgage servicing rights increased $1.5 million at September 30, 1997, primarily due to the additional investment by Argo Savings into a limited partnership that acquires mortgage servicing rights.

Deposits increased $18.5 million to $169.1 million at September 30, 1997, from $150.6 million at December 31, 1996. The increase can primarily be attributed to an aggressive marketing effort during the first nine months of 1997 aimed at attracting a larger customer base and interest credited of $6.3 million for the nine months ended September 30, 1997. Brokered deposits increased $2.4 million during the nine months ended September 30, 1997.

Borrowings decreased $20.3 million to $30.6 million at September 30, 1997, from $50.9 million at December 31, 1996. The decrease in borrowings was due to the $18.5 million increase in deposits and the additional funds available as a result of the sale of loans receivable and discounted loans receivable during the nine months ended September 30, 1997.

Custodial escrow balances for loans serviced increased $1.1 million to $6.9 million at September 30, 1997, from $5.8 million at December 31, 1996. This increase reflects the escrow accounts acquired as a result of the purchase of mortgage servicing rights in December of 1996. The custodial accounts pertain to escrowed payments of taxes and insurance and the float on principal and interest payments of loans serviced either for Argo Savings or on behalf of others by an independent mortgage servicing operation. The custodial accounts related to loans serviced by others are maintained at Argo Savings in both interest-bearing and non-interest bearing accounts. The custodial accounts associated with loans or purchased mortgage servicing rights serviced for Argo Savings are maintained in non-interest bearing accounts. At September 30, 1997, the $6.9 million of custodial escrow balances pertain to loans subserviced on behalf of Argo Savings for portfolio loans, servicing retained loans, and purchased mortgage servicing rights.

Stockholders' equity increased $1.0 million to $17.6 million at September 30, 1997, from $16.6 million at December 31, 1996. The increase was caused by the issuance of stock totaling $412,000, the exercise of stock options for $525,000, a $193,000 tax benefit related to the exercise of non-qualified options, and net income of $635,000. Offsetting this increase was the purchase of common stock for the Management Recognition Plan totaling $486,000 and cash dividends of $263,000.

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

Argo Savings had an excess of interest sensitive liabilities, which mature or reprice within one year over interest sensitive assets of $44.8 million or 21.02% of total assets at September 30, 1997. As a result of the excess of interest sensitive liabilities over interest sensitive assets, Argo Savings is "Net Liability Sensitive" which would indicate that its earnings would be negatively affected by rising interest rates. In periods of falling interest rates, however, the opposite effect on net interest income is expected.

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

ACCOUNTING DEVELOPMENTS

In February 1997, the FASB issued statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128"). The Statement is effective for periods ending after December 15, 1997, and will require restatement of all prior-period earnings per share ("EPS") data presented. The statement established standards for computing and presenting EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement.

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

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." This statement established standards for disclosing information about an entity's capital structure. It supersedes specific disclosure requirements of APB Opinion No. 10, "Omnibus Opinion 1966," and No. 15, "Earnings Per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations," and consolidates them in this statement for ease of retrieval and for greater visibility to nonpublic entities. This statement is effective for financial statements for periods ending after December 15, 1997. It contains no changes in disclosure requirements for entities that were previously subject to the requirements of Opinions No. 10 and No. 15 and SFAS No. 47, and, therefore, it is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this statement.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information," which becomes effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments and requires enterprises to report selected information about operating segments in interim financial reports. The Company has not yet determined the impact of adopting this statement.

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

At September 30, 1997, Argo Savings had one hundred twenty-four (124) properties, totaling $4.3 million classified as foreclosed real estate, as compared to ninety-five (95) properties for $3.9 million at December 31, 1996. The underlying properties on September 30, 1997, consisted primarily of single family residences. The foreclosed real estate is written down to its estimated fair value at September 30, 1997. The total amount of loans receivable ninety
(90) days or more past due at September 30, 1997, was $5.7 million or 4.49% of total loans receivable compared to $3.9 million or 3.12% of total loans on December 31, 1996. At September 30, 1997, loans ninety (90) days or more past due totaling $5.7 million were secured by one-to-four family residences. Total non-performing assets at September 30, 1997, totaled $6.7 million or 2.92% of total assets compared to $7.9 million or 3.43% of total assets at December 31, 1996. Excluded from this total at September 30, 1997 is the $5.4 million of discounted loans ninety (90) days or more past due, and $3.4 million in foreclosed real estate attributable to the discounted loans receivable portfolio. Discounted loans that are often purchased with the intent to foreclose and sell the underlying property are excluded from non-performing assets.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997, AND 1996.

GENERAL

Net income for the three and nine months ended September 30, 1997, was $12,000 or $.02 per share (fully diluted) and $636,000 or $1.23 per share (fully diluted), respectively, as compared to net income of $32,000 or $.09 per share (fully diluted) and $930,000 or $2.53 per share (fully diluted) for the comparable three and nine month periods ended September 30, 1996.

INTEREST INCOME

Interest income for the three months ended September 30, 1997, was $4.0 million as compared to $4.2 million for the three months ended September 30, 1996. This $253,000 decrease in interest income was primarily attributable to a $280,000 adjustment to accrued interest on discounted loans receivable as a result of the Company adopting a cash basis method of recognizing interest income on non-current discounted loans receivable. Average interest-earning assets increased $20.9 million to $186.4 million for the quarter ended September 30, 1997. Offsetting this increase was a 108 basis point decrease in the average yield on interest earning assets. This decrease in the average yield reflects a decrease in the yield on the discounted loans receivable portfolio.

Interest income for the nine month period ended September 30, 1997, totaled $14.1 million as compared to $11.7 million for the comparable 1996 period. The $2.4 million increase was caused by the $36.3 million increase in average interest earning assets. The weighted average yield on interest-earning assets for the nine month period ended September 30, 1997, remained unchanged from the comparable period in 1996 at 9.79%. Offsetting this increase was the $280,000 adjustment attributable to discounted loans receivable.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 1997, was $2.7 million as compared to $2.3 million for the comparable 1996 period. The $467,000 increase was caused by the $24.1 million increase in average interest-bearing liabilities to $199.5 million for the quarter ended September 30, 1997, and a 31 basis point increase in the weighted average cost of interest-bearing liabilities to 5.48% for the quarter ended September 30, 1997.

Interest expense for the nine months ended September 30, 1997, totaled $8.6 million as compared to $6.5 million for the comparable 1996 period. The $2.1 million increase was driven by the $41.5 million increase in average interest-bearing liabilities to $208.6 million for the nine months ended September 30, 1997, and the 28 basis point increase in the weighted average cost of interest-bearing liabilities to 5.47% for the nine months ended September 30, 1997.

NET INTEREST INCOME

Net interest income totaled $1.2 million for the three months ended September 30, 1997, reflecting a decrease of $676,000 over the amount recorded in the comparable 1996 period. The effective net spread for the quarter ended September 30, 1997, decreased 139 basis points to 3.63% from 5.02% for the comparable 1996 period. This decrease reflects the lower yield on discounted loans receivable, the accrual interest adjustment and the slight increase in the cost of funds.

Net interest income totaled $5.4 million for the nine months ended September 30, 1997, reflecting an increase of $374,000 over the amount recorded in the comparable 1996 period. This increase was caused by the $36.3 million increase in average interest-earning assets offset by the $41.5 million increase in average interest-bearing liabilities and the 28 basis point decrease in the net spread. The effective net spread for the nine months ended September 30, 1997, was 4.32% as compared to 4.59% for the comparable 1996 period.

PROVISION FOR LOAN LOSSES

A general loan loss provision of $60,000 was recorded during the nine months ended September 30, 1997, as compared to $100,000 for the comparable 1996 period. Management believes that the loan loss provisions are adequate and will continue to monitor the mortgage portfolio and substandard assets for loss exposure.

NON-INTEREST INCOME

Non-interest income increased $1.0 million and $912,000 for the three month and nine month periods ended September 30, 1997, respectively. The $1.0 million increase for the three months ended September 30, 1997, was primarily due to a $153,000 increase in mortgage banking, attributable to Margo's operations, a $90,000 increase in gain on sale of assets, a $179,000 increase in data processing revenues and a $556,000 increase in other income, primarily attributable to increases in hardware and software sales and other ancillary income at On-Line.

The $912,000 increase for the nine months ended September 30, 1997, was primarily due to a $471,000 increase in mortgage-banking, attributable to Margo's operation, a $204,000 increase in data processing income, and a $527,000 increase in other income primarily attributable to increases in other ancillary income at On-Line. Offsetting these increases was a decrease in gain on sale of assets of $331,000 for the nine month period. This decrease is primarily attributable to a decrease in gain on sale of discounted loans receivable.

NON-INTEREST EXPENSE

Non-interest expense increased $350,000 and $1.8 million for the three month and nine month periods ended September 30, l997, respectively. These increases are primarily due to increases in occupancy, data processing services, and other general and administrative fees. Occupancy increased $174,000 and $443,000 for the three and nine months periods ended September 30, 1997, respectively, primarily due to significant leasehold improvements at On-Line, as well as the opening of Argo Savings' permanent branch location on the Westside of Chicago, Illinois. The $576,000 and $840,000 increase in the data processing cost of services for the three and nine months periods ended September 30, 1997, respectively, is due to significant increases in hardware and software cost of sales by On-Line as a result of growth in the hardware and software sales division. Also contributing to the increase in data processing cost of services are increases in various third party data communication charges. The increase in other general and administrative charges of $543,000 and $1.3 million for the three and nine month periods ended September 30, 1997, respectively, was caused by significant increases at Argo Bancorp, Argo Savings, On-Line, and Margo. These increases were caused by increases in legal and accounting fees incurred in conjunction with the ongoing investigation of accounting irregularities discovered in the first quarter of 1997. Also contributing to the increase were increases in promotion expense, loan expense, and other expense. Margo Financial Services, which was not fully operational during the three and nine months ended September 30, 1996, contributed to the increase in other general and administrative charges as Margo became fully operational during 1997. Offsetting these increases in non-interest expenses is the significant decrease in federal deposit insurance premiums as a result of the one time SAIF assessment during the nine months ended September 30, 1996.

INCOME TAX EXPENSE

The provision for income tax expense decreased $220,000 to $119,000 or 14.5% of pre-tax earnings for the nine months ended September 30, 1997, as compared to $339,000 or 26.7% of pre-tax earnings for the comparable 1996 period. The decrease was due to the utilization of low income housing credits and the decrease in pre-tax earnings.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Argo Bancorp and Argo Savings are not engaged in any legal proceedings of a material nature at the present time.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 A.  EXHIBITS:

  The following exhibits are incorporated herein by reference:

  (3)  The Certificate of Incorporation and By-Laws.

       3.1 Certificate of Incorporation of Argo Bancorp, Inc. *
       3.2 By-Laws of Argo Bancorp, Inc. *
       4.0 Stock Certificate of Argo Bancorp, Inc. *
      27.0 Financial Data Schedule (filed herewith).

 B.  REPORTS ON FORM 8-K:

       None

-------------------
* Incorporated herein by reference into this document from Exhibits to Form S-1, Registration Statement, filed on January 28, 1992, and any amendments thereto, Registration No. 33-45222.

                                   SIGNATURES


Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ARGO BANCORP, INC.



Date: November 10, 1997    /s/ John G. Yedinak
      -----------------        -------------------------------------------------
                               John G. Yedinak, President of the Board and Chief
                               Executive Officer