Form 10-K
period 1997-12-31
ARGO BANCORP INC /DE/
filed 1998-03-31
CIK 883502

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

                          Commission File No.: 0-19829

                              ARGO(R) BANCORP, INC.
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

                                 (708) 458-4800
              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by the
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90
days.   Yes _X_    No ___.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to
this Form 10-KSB   |_|

Issuer's revenue for its most recent fiscal year was $33,851,206.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, i.e., persons other than directors and executive officers of the Registrant is $2,873,944 and is based upon the last sales price as quoted on NASDAQ for March 25, 1998.

The Registrant had 497,644 shares outstanding as of March 25, 1998.

Transitional Small Business Disclosure Format (check one): Yes ___    No _X_.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1997, are incorporated by reference into Part II of this Form 10-KSB.

Portions of the Proxy Statement for the 1997, Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

                                      INDEX

Part I                                                           Page No.
------                                                           --------
Item 1.    Description of Business..............................     1

Item 2.    Description of Property..............................    43

Item 3.    Legal Proceedings....................................    43

Item 4.    Submission of Matters to a Vote
           of Security Holders..................................    43

Part II

Item 5.    Market for Registrant's Common
           Equity and Related Stockholders Matters..............    44

Item 6.    Management's Discussion and Analysis
           or Plan Operations...................................    44

Item 7.    Financial Statements ................................    44

Item 8.    Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure.................................    44

Part III

Item 9.    Directors, Executive Officers, Promoters,
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act....................    44

Item 10.   Executive Compensation...............................    45

Item 11.   Security Ownership of Certain
           Beneficial Owners and Management.....................    45

Item 12.   Certain Relationships and Related
           Transactions.........................................    45

Item 13.   Exhibits, Financial Statement
           Schedules and Reports on Form 8-K....................    45

           SIGNATURES...........................................    48

                        BUSINESS OF ARGO(R) BANCORP, INC.

Item 1.  Description of Business

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

     On October 31, 1995, Argo Bancorp acquired On-Line Financial Services, Inc. ("On-Line"), an Oak Brook, Illinois based computer services bureau, serving bank and thrift clients throughout the Midwest. The purchase transaction was consummated through the use of a wholly-owned subsidiary, OLF Acquisition Corporation, which acquired shares of three separate state chartered savings and loan service corporations which owned, in the aggregate, 98.90% of the outstanding shares of On-Line. Sale of the remaining 1.10% of On-Line shares was made by a single institutional stockholder that held shares in the Company directly. The intervening acquisition subsidiary and state chartered savings and loan service corporations' shells were liquidated and merged by Argo Bancorp during 1996.

     Financial terms of the transaction included a cash sweep of On-Line funds on hand to shareholders, less amounts necessary to establish certain agreed upon escrows; a two (2) year asset note of $1,026,000, representing the closing date net book value of On-Line assets; a twenty-six (26) month escrow note in the amount of $460,000, representing funds held for future performance under a third party computer lease; and a structured schedule of contingent payments based on future revenues of On-Line over the next seven years. The total transaction value, including asset notes and contingent payments, will not exceed $8.9 million.

     On May 29, l996, Argo Savings incorporated a Tier I subsidiary, Margo Financial Services, LLC ("Margo"). Margo is an Illinois chartered limited liability corporation whose members are Argo Savings and Nip`n Tuck, Inc., an Illinois corporation. Margo's primary objectives are to increase loan origination volume and to serve as a wholesale mortgage banking operation using a network of brokers, correspondents and conduits. Argo Savings has a 50.l% interest in Margo.

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

     Unlike many savings and loan holding companies, Argo Bancorp is an active holding company with only a portion of its future anticipated operating income dependent upon the earnings of Argo Savings. As an operating company, Argo Bancorp has assets, liabilities and income that are unrelated to the operations of Argo Savings. Among the assets of Argo Bancorp is its investment in the Empire/Argo Mortgage LLC, which engages in the purchase and disposition of deeply discounted mortgage loans. Argo Bancorp's assets at December 31, 1997, on an unconsolidated basis consisted of its investment in Argo Savings of $13.7 million, its investment in On-Line of $5.2 million, its investment in the majority owned Empire/Argo Mortgage LLC of $1.5 million, securities available for sale of $1.3 million, cash and other interest-earning deposits of $666,000, and other assets of $1.7 million. Argo Bancorp also had outstanding borrowings on an unconsolidated basis in the amount of $5.6 million at December 31, 1997, incurred in connection with capital infusions to its subsidiaries. Argo Bancorp is a Federal Housing Authority ("FHA") approved originator and servicer, a licensed Illinois mortgage banker and an approved Federal National Mortgage Association ("FNMA") servicer.

                  BUSINESS OF ON-LINE FINANCIAL SERVICES, INC.

     On-Line is a third party provider of on-line, real time, electronic data processing services to financial institutions located throughout the Midwest. On-Line currently provides data processing services to thrifts, community banks, savings banks, and mortgage brokers representing over 1.2 million customer accounts in six Midwestern states. On-Line has historically marketed its services to institutions with assets of less than $1.0 billion, where the Company's orientation toward superior customer service and specialized products allows it to effectively compete. On-Line's customer base include institutions with total assets ranging from $13.0 million to $850.0 million, with an average of approximately $95.0 million. The acquisition by Argo Bancorp will promote the development and sale of technological advances in the systems, programs, and services offered by On-Line, which include resale of software produced by Information Technology Incorporated, integrated check and document imaging systems, and computer output laser disc storage technology. These services are in addition to new offerings by the Company in the planning and deployment of wide area and local area network systems, the sale of all related hardware and services, expanded technical and communications support, consultation and training, and the maintenance of in-house systems. The Company's strategy to implement and offer computer output laser disc storage technology and a full line of document imaging services has been realized and is now being marketed to a wide array of users of advanced technology. Together with aggressive marketing to small and mid-size commercial and community banks, On-Line's business plan to expand its traditional thrift institution client base is being implemented.

                  BUSINESS OF ARGO(R) FEDERAL SAVINGS BANK, FSB

     The discussion that follows relates primarily to the business of Argo Savings, a federally chartered depository institution. Argo Savings undertakes the primary lending activities of Argo Bancorp, accordingly, the discussion under the caption "Lending Activities" materially relates only to Argo Savings. Argo Bancorp does, however, have certain investments in loans on an unconsolidated basis at the holding company level, as well as certain borrowings unrelated to the activities of Argo Savings. Accordingly, there are certain references to Argo Bancorp's activities under the section caption "Sources of Funds and Borrowings." Unless otherwise stated, all other descriptions of the business of Argo Bancorp that follow relate to the business of Argo Savings.

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

     Argo Savings' primary business is the solicitation of savings deposits from the general public and the purchase or origination of loans secured by residential real estate. Through its subsidiaries Argo Mortgage Corporation and Margo Financial Services, LLC, Argo Savings has engaged in mortgage brokerage activities that focus on the origination, purchase and sale of mortgage loans in the secondary market. Argo Savings generates income by the sale of these mortgage loans on a "servicing released" basis into the secondary market and through investment in Purchased Mortgage Servicing Rights ("PMSRs"). To a lesser extent, Argo Savings invests funds in securities approved for investment by federal regulations, including obligations of the United States Government and its agencies. Argo Savings continues to expand its operations to include consumer lending, limited commercial real estate lending, commercial checking, money market deposit accounts and additional consumer investment products. The expansion into consumer lending and limited commercial real estate lending has allowed Argo Savings to remain competitive in its primary market area. Such lending, however, involves greater risk than one-to-four family residential mortgage lending.

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

     During 1997, the Company began to focus its resources on traditional loans receivable originated through its majority owned subsidiary Margo and began to reduce its position in discounted loans receivable. As a result of the Company's business strategy, the balance of the discounted loans receivable portfolio decreased from $47.7 million or 20.8% of total assets to $30.6 million or 12.9% of total assets at December 31, 1997.

     Income is also derived from interest and fees generated in connection with Argo Savings' lending and mortgage activities, as well as net fees generated from investments in PMSRs. Argo Savings' principal expenses are interest paid on savings deposits, borrowing and operating costs.

Market Area

     Argo Savings considers its primary market area to be the greater Chicago metropolitan area (hereinafter referred to as its "primary market area"). Argo Savings maintains its headquarters in Summit with four branch offices in Bridgeview, the near West side of Chicago, Dolton, and Gurnee, Illinois.

     Argo Savings' primary market area is urban and is comprised of high-density residential neighborhoods interspersed with mixed-use and heavily industrialized areas. The primary market area is fully developed with a relatively large number of generally older homes. Argo Savings' newest branch is located in Gurnee, which is currently undergoing rapid growth and residential expansion. All branch locations have excellent access to major transportation routes, including Interstates 290, 294, 94 and 55, as well as public transportation, both rail and bus.

Selected Consolidated Historical Financial Data

     The following tables set forth selected consolidated historical financial data for Argo Bancorp during the periods ended and at the dates indicated. This information should be read in conjunction with the Consolidated Financial Statements of Argo Bancorp and notes thereto in the 1997 Annual Report to Shareholders, which is incorporated herein by reference.

SELECTED FINANCIAL DATA                                                                 Year Ended December 31
                                                                     -------------------------------------------------------------
                                                                     1997           1996          1995          1994          1993
                                                                     ----           ----          ----          ----          ----
                                                                                         (Dollars in Thousands)
Financial Condition Data:
Loans receivable, net .......................................    $ 184,358      $ 173,429     $ 142,380     $ 118,063     $  90,139
FHLB of Chicago Stock .......................................        3,271          3,428         2,669         2,576         2,576
Securities ..................................................        4,974          5,788         7,573        12,491        15,009
Cash equivalents ............................................        8,677         13,276        11,061         9,286         6,905
Purchased loan servicing rights .............................        6,706          5,264         4,033         3,641         2,508
Foreclosed real estate ......................................        4,251          3,913         2,234           359           554
Other assets ................................................       24,061         24,186        16,518         9,601         8,038
                                                                 ---------      ---------     ---------     ---------     ---------
Total assets ................................................    $ 236,298      $ 229,284     $ 186,468     $ 156,017     $ 125,729

Deposits ....................................................      172,469        150,627       123,484       100,697        88,220
Borrowed money ..............................................       34,156         50,879        38,181        30,820         9,064
Custodial escrow balances for loans serviced ................        6,400          5,782         9,696        14,691        20,031
Other liabilities ...........................................        5,169          5,436         4,228           835           619
                                                                 ---------      ---------     ---------     ---------     ---------
Stockholders' equity ........................................    $  18,104      $  16,560     $  10,879     $   8,974     $   7,795
                                                                 =========      =========     =========     =========     =========

                                                                                        Year Ended December 31
                                                                     -------------------------------------------------------------
                                                                     1997           1996          1995          1994          1993
                                                                     ----           ----          ----          ----          ----
                                                                                         (Dollars in Thousands)
Selected Operating Data:
Interest income .............................................    $  18,266      $  16,074     $  13,987     $  10,282     $   9,477
Interest expense ............................................       11,286          9,083         8,341         5,012         3,822
                                                                 ---------      ---------     ---------     ---------     ---------
  Net interest income .......................................        6,980          6,991         5,646         5,270         5,655
Provision for loan losses ...................................          210            248            55            48           270
                                                                 ---------      ---------     ---------     ---------     ---------
  Net interest income after provision for loan losses .......        6,770          6,743         5,591         5,222         5,385

Non-interest income .........................................       15,585          3,083         2,643         1,838         1,738
Non-interest expense ........................................       21,409         17,718         7,431         5,383         4,587

  Income before income taxes ................................          946          1,677         2,408         1,677         2,536
Income tax expense ..........................................          123            343           667           281           952
                                                                 ---------      ---------     ---------     ---------     ---------
Income before extraordinary item
 and cumulative effect of change in
  accounting principle ......................................          823          1,334         1,741         1,396         1,584
Cumulative effect of change in accounting for
  income taxes ..............................................           --             --            --            --           460

Net income ..................................................    $     823      $   1,334     $   1,741     $   1,396     $   2,044
                                                                 =========      =========     =========     =========     =========
Basic earning
  per share--before extraordinary item                                1.70           4.26          5.88          4.62          5.27
Basic earning per share......................................         1.70           4.26          5.88          4.62          6.80
Income per share - diluted before
  extraordinary item ........................................         1.56      $    3.60     $    4.96     $    4.08     $    4.81
                                                                 =========      =========     =========     =========     =========

Net income per share - diluted ..............................    $    1.56      $    3.60     $    4.96     $    4.08     $    6.21
                                                                 =========      =========     =========     =========     =========

                                                                                            At December 31
                                                                     -------------------------------------------------------------
                                                                     1997           1996          1995          1994          1993
                                                                     ----           ----          ----          ----          ----
                                                                                          (Dollars in Thousands)
Selected Financial Ratios and Other Data:
Return on average assets ....................................         0.35%          0.68%         1.00%         1.00%         1.59%
Return on average equity ....................................         4.62          10.89         17.09         16.17         27.88
Average equity to average assets ............................         7.53           6.26          5.85          6.10          5.71
Equity to total assets ......................................         7.66           7.22          5.83          5.75          6.20
Interest rate spread during period ..........................         3.81           4.61          3.69          4.25          4.82
Net interest margin .........................................         3.54           4.44          3.65          4.24          4.93
Non-interest expense to average assets ......................         9.05           9.83          4.40          3.86          3.58
Non-performing loans, to loans receivable,
  and loans held for sale (1) ...............................         3.57           3.12          1.35          1.93          1.19
Non-performing assets to total assets (1) ...................         4.14           3.43          2.26          1.72          1.31
Allowance for loan losses to non-performing
  loans (1) .................................................        14.73          16.87         29.54         26.38         55.88
Average interest-earning assets to average
  interest-bearing liabilities ..............................          .95x           .94x          .99x         1.00x         1.03x
Book value per share ........................................        36.98          37.11         36.72         30.91         27.38

Full-service customer service facilities ....................            5              5             5             4             3


(1)  Excludes balances related to the portfolio of discounted loans receivable.

Lending Activities

     General. Argo Savings' loans receivable, which includes loans held for sale, portfolio loans receivable, and discounted loans receivable totaled $184.4 million, excluding accrued interest, at December 31, 1997, representing 78.0% of its total assets. On that date, $177.5 million of total loans outstanding or 92.2% of its total gross loan portfolio, consisted of loans secured by first mortgages on one-to-four family residential properties and $1.3 million, or .7%, of total outstanding loans consisting of first lien loans secured by multi-family properties. At December 31, 1997, Argo Savings had commercial real estate loans outstanding in the amount of $2.0 million or 1.0% that are secured by commercial buildings primarily in suburban Cook and Lake County.

     Argo Savings has focused its lending activities on the generation of profits from the sale of loans, as well as increasing the interest-rate sensitivity of its loan portfolio. Argo Savings originates long-term, fixed-rate mortgage loans with 15 and 30 year maturities for immediate sale in the secondary mortgage market. Such loans are originated directly by Argo Savings, as well as through its mortgage brokerage subsidiaries, Argo Mortgage Corporation and Margo Financial Services, LLC. See "-- Subsidiaries." Historically, Argo Savings' lending activity has also included the origination and purchase of adjustable rate mortgages. The majority of the growth in the Argo Savings' loan balances in the current year is due to the purchase and origination of adjustable rate loans and seasoned fixed rate loans secured by single family residences located throughout the country. Argo Savings originated and purchased approximately $115.2 million of loans both for portfolio and for sale, and $8.9 million of discounted loans receivable during 1997. Argo Savings' policy of purchasing adjustable rate loans and seasoned higher yielding fixed rate loans is intended to increase the interest rate sensitivity of its assets without decreasing the yield on its interest-earning assets. See "-- Loan Origination, Purchases and Sales."

     Argo Savings is engaged in numerous community lending and development activities. Argo Savings created the Heritage Corridor Community Development Corporation ("CDC"), an Illinois not-for-profit corporation serving southwest Cook County communities. Two other banks and a local municipality have invested in CDC. The primary purpose of the CDC is to act as a catalyst to promote local affordable housing and economic development projects through participation in approved ventures. The CDC's first, and on-going project is the development and operation of a loan fund for the revitalization of the Archer Road Business District in Summit, Illinois. CDC has no activity in 1997 and 1996. Additionally, Argo Savings is a member of CIC 2000, a revolving loan pool organized by Community Investment Corporation to fund loans to rehabilitate affordable housing in Chicago and Cook County through note sales. Single family homeowners in Argo Savings' delineated service areas are also served under several low down payment mortgage programs including the FannieMae Community HomeBuyers program. Community outreach related to first time homebuyers continues to include educational seminars and individual counseling on financing a home purchase, in conjunction with local not-for-profit organizations. Using Community Investment Program advances and Affordable Housing Program funds from the FHLB, funding has been made available to expand the availability of funds for single family mortgages and loans to small business customers within Argo Savings' delineated services areas. Argo Savings is one of four participating lenders in a $1.5 million line of credit to Harvey-based New Cities Community Development Corporation, a not-for-profit corporation, to rehabilitate fifty
(50) homes for low
income families in the south suburbs. Argo Savings also participates in the City of Chicago Mortgage Bond Program, the Illinois League of Financial Institutions Affordable Housing Grant Program and the Chicago Homeowners Tax Savings Program to enhance its ability to originate mortgages to low and moderate income purchasers or targeted census tracts.

     Analysis of Loan Portfolio. The following table sets forth the composition of the mortgage and other loan portfolios and mortgage-backed securities portfolio in dollar amounts and in percentages at the dates indicated.

                                                                   At December 31,
                                             -----------------------------------------------------------------
                                                 1993                   1994                    1995
                                             -----------------------------------------------------------------
                                                     % of                     % of                  % of
                                             Amt.    Total          Amt.      Total         Amt.    Total
                                             ----    -----          ----      -----         ----    -----
                                                               (Dollars in Thousands)
Mortgage Loans:
  One-to-four family....................  $ 80,059    86.92%     $112,393     93.57%     $144,518    93.49%
  Multi-family..........................     1,799     1.95         1,177       .98         1,180      .76
  Commercial real estate................     1,454     1.59         1,684      1.40         2,552     1.65
                                            ------   ------       ------     ------       -------   ------
     Total mortgage loans...............    83,312    90.46       115,254     95.95       148,250    95.90

Other loans:
  Automobile............................       102      .11            28       .02             5      .00
  Mobile home...........................       636      .69           472       .39           379      .25
  Other (1).............................     8,052     8.74         4,364      3.64         5,941     3.85
                                            ------   ------       ------     ------       -------   ------
     Total other loans..................     8,790     9.54         4,864      4.05         6,325     4.10
                                            ------   ------       ------     ------       -------   ------
     Total loans receivable (2).........    92,102   100.00%      120,118    100.00%      154,575   100.00%
                                                     ======                  ======                 ======

Less:
  Unearned discounts, premiums and
    deferred loan fees, net.............     1,350                  1,442                  10,847
  Allowance for loan losses.............       613                    613                     587
                                          --------                -------                 -------
  Loans receivable, net.................    90,139                118,063                 143,141
                                          ========                =======                 =======

Mortgage-backed securities:
  CMO...................................        23      .27      $      5      0.08            --       --
  FHLMC.................................     2,069    24.36         1,382     20.95         1,164    20.56
  FNMA..................................     6,017    70.84         4,901     74.29         4,339    76.65
  GNMA..................................       385     4.53           309      4.68           158     2.79
                                            ------   ------       ------     ------       -------   ------
     Total mortgage-backed securities...     8,494   100.00%        6,597    100.00%        5,661   100.00%
                                                     ======                  ======                 ======

     Net premium (discount).............       115                     98                      78
     Unrealized loss on securities
       available for sale...............        --                   (300)                    (27)
                                           -------               --------                 -------
     Net mortgage-backed
       securities.......................   $ 8,609               $  6,395                 $ 5,712
                                           =======               ========                 =======

                                                           At December 31,
                                            --------------------------------------------
                                                  1996                       1997
                                            --------------------------------------------
                                                       % of                        % of
                                              Amt.     Total             Amt.      Total
                                              ----     -----             ----      -----
                                                       (Dollars in Thousands)
Mortgage Loans:
  One-to-four family....................    $177,345    92.50%         $177,521     92.20%
  Multi-family..........................       1,468      .77             1,252       .65
  Commercial real estate................       4,523     2.36             1,951      1.01
                                            --------   ------         ---------   -------
     Total mortgage loans...............     184,398    95.63           180,724     93.86

Other loans:
  Automobile............................           4      .00                 4       .00
  Mobile home...........................         248      .13               208       .11
  Other (1).............................       8,142     4.24            11,597      6.03
                                            --------   ------         ---------   -------
     Total other loans..................       8,394     4.37            11,809      6.14
                                            --------   ------         ---------   -------

     Total loans receivable (2).........     191,730   100.00%          192,533    100.00%
                                                       ======                      ======

Less:
  Unearned discounts, premiums and
    deferred loan fees, net.............      17,636                      7,361
  Allowance for loan losses.............         665                        814
                                             -------                    -------
  Loans receivable, net.................     173,429                    184,358
                                             =======                    =======

Mortgage-backed securities:
  CMO...................................          --       --                --        --
  FHLMC.................................         826    16.76               125      4.28
  FNMA..................................       3,949    80.15             2,798     95.72
  GNMA..................................         152     3.09               ---      ---
                                            --------   ------         ---------   -------

     Total mortgage-backed securities...       4,927   100.00%            2,923    100.00%
                                                       ======                      ======

     Net premium (discount).............          60                         39
     Unrealized loss on securities
       available for sale...............         (83)                       (35)
                                             -------                    -------
     Net mortgage-backed
       securities.......................     $ 4,904                    $ 2,927
                                             =======                    =======

--------------------------------------------------------------------------------

(1) Consists primarily of home equity loans secured by one-to-four family properties.

(2) Includes loans held for sale, portfolio loans receivable, and discounted loans receivable.

     Loan Maturity and Repricing. The following table shows the maturity or period to repricing of Argo Savings' loans, discounted loans, and mortgage-backed securities portfolio at December 31, 1997. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $35.9 million, $46.2 million, and $48.2 million for the years-ended December 31, 1995, 1996, and 1997, respectively.

                                                                                       Loans
                                             ---------------------------------------------------------------------------------------
                                               One-to-                                                Total    Mortgage
                                                  four       Multi-    Commercial        Other        Loans      backed
                                                Family       Family   Real Estate     Loans(1)   Receivable  Securities       Total
                                                ------       ------   -----------     --------   ----------  ----------       -----
                                                                                   (In thousands)
Amounts Due:
 Within one year .........................   $  54,211    $      78     $     187    $   8,465    $  62,941   $   2,923   $  65,864
                                             ---------    ---------     ---------    ---------    ---------   ---------   ---------
 After one year:
  One to three years .....................      13,928          751           864          208       15,751          --      15,751
  Three to five years ....................       2,469          384           900           86        3,839          --       3,839
  Five to 10 years .......................      12,381           39            --          500       12,920          --      12,920
  10 to 20 years .........................      17,738           --            --        2,217       19,955          --      19,955
  Over 20 years ..........................      76,794           --            --          333       77,127          --      77,127
                                             ---------    ---------     ---------    ---------    ---------   ---------   ---------
Total due after one year .................     123,310        1,174         1,764        3,344      129,592          --     129,592
                                             ---------    ---------     ---------    ---------    ---------   ---------   ---------
Total amounts due ........................   $ 177,521    $   1,252     $   1,951    $  11,809    $ 192,533   $   2,923   $ 195,456
                                             =========    =========     =========    =========    =========   =========   =========

LESS:
Unearned discounts, premiums
  and deferred loan fees, net ............                                                          (7,361)          39      (7,322)

Unrealized loss on securities
  available for sale .....................                                                  --           --         (35)        (35)

Allowance for loan losses ................                                                             (814)         --        (814)
                                                                                                  ---------   ---------   ---------

Loans receivable, net ....................                                                        $ 184,358   $   2,927   $ 187,285
                                                                                                  =========   =========   =========

--------------------------------------------------------------------------------
(1) Consists primarily of home equity loans secured by one-to-four-family properties.

The following table sets forth at December 31, 1997, the dollar amount of all loans and mortgage-backed securities due after December 31, 1998, and whether such loans have fixed or adjustable interest rates.

                                                     At December 31, 1997
                                              ----------------------------------
                                               Fixed      Adjustable
                                               Rates        Rates        Total
                                              --------     --------     --------
                                                        (In Thousands)
Due after December 31, 1998:
Mortgage loans:
   One-to-four family ...................     $108,059     $ 15,251     $123,310
   Multi-family .........................        1,174           --        1,174
   Commercial real estate ...............        1,764           --        1,764
   Other loans ..........................        3,344           --        3,344
                                              --------     --------     --------
Total loans receivable (1) ..............      114,341       15,251      129,592
Mortgage-backed securities ..............           --           --           --
                                              --------     --------     --------
Total loans receivable
   and mortgage-backed securities .......      114,341       15,251      129,592

--------------------------------------------------------------------------------

(1) Includes portfolio loans receivable, loans held for sale, and discounted loans receivable.

     One-to-Four Family Residential Loans. At December 31, 1997, approximately 92.20% of Argo Savings' loan portfolio were comprised of one-to-four family residential mortgage loans. Permanent conventional residential mortgage loans are made for up to 95.0% of the appraised value of the property when the loan is secured by real estate improved by not more than four family units.

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

     Multi-Family Residential Real Estate Lending and Commercial Real Estate Lending. Argo Savings also originates loans for the acquisition of existing multi-family residences or refinancing of such properties, such as five to twelve unit apartment buildings located in the greater Chicago metropolitan area. At December 31, 1997, Argo Savings had loans secured by multi-family properties in the amount of $1.3 million, or .65% of the total loan portfolio. Loans originated on multi-family dwellings are generally 5-year fixed-rate balloon mortgages amortized over thirty (30) years. An origination fee is generally charged on such loans. Multi-family residential real estate lending entails additional risk as compared with one-to-four family residential property lending. Multi-family real estate loans typically involve large loan balances to a single borrower or groups of affiliated borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. Argo Savings evaluates all aspects of multi-family real estate loan transactions in order to mitigate risk to the greatest extent possible. To minimize these risks, Argo Savings generally limits its multi-family lending to properties used solely for residential purposes. Argo Savings seeks to ensure that the property securing the loan will generate cash flow to adequately cover operating expenses and debt service payments. To this end, multi-family real estate loans generally are made at a loan-to-value ratio no greater than 75.0% and Argo Savings generally imposes a conservative debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service).

     Argo Savings requires title insurance to insure the priority of its lien on all of its mortgage loans, as well as requires fire and casualty insurance on all its properties securing loans provided by the Savings Bank.

     Commercial Real Estate Lending. The commercial real estate loan portfolio originated or purchased is primarily secured by office buildings and income-producing commercial properties and amounted to $2.0 million or 1.0% of the total loan portfolio at December 31, 1997. Argo Savings does not originate or purchase out of area commercial real estate loans.

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

     Consumer and Other Loans. Federal regulations also permit thrift institutions to make secured and unsecured consumer loans for up to 35.0% of the Savings Bank's assets. Additionally, a federal association has lending authority above the 35.0% maximum category for certain consumer loans, such as property improvement loans, mobile home loans, savings account secured loans and other secured and unsecured personal loans.

     Argo Savings generates various types of secured consumer loans, primarily home equity loans and mobile home loans. The home equity loans are made for terms of up to ten (10) years, while mobile home loans have terms of up to fifteen (15) years. At December 31, 1997, Argo Savings' consumer loan portfolio totaled $11.8 million, or 6.1%, of Argo Savings' total loan portfolio.

     Management considers consumer loans to involve more credit risk than secured single family residential mortgage loans and, therefore, consumer loans generally yield a higher return to Argo Savings and generally provide Argo Savings with a shorter maturity than single-family residential mortgage loans.

     Discounted Loans Receivable. Through activities conducted by its subsidiary, Argo Mortgage Corporation, Argo Savings has acquired mortgage loans at a deep discount for which the borrowers are either not current as to principal and interest payments or there is doubt to the borrower's ability to pay, in full, the contractual principal and interest outstanding. The purchased discounted loans are primarily comprised of one-to-four family residential loans. During the year ended December 31, 1997, Argo Savings sold approximately $20.7 million in discounted loans receivable and purchased $8.9 million, decreasing its investment in discounted loans receivable from $47.7 million at December 31, 1996, to $30.6 million at December 31, 1997. The investment in discounted loans receivable has resulted in $5.2 million and $3.7 million of interest income, and $279,000 and $1.8 million of gains on the sale of these assets, for the years ended December 31, 1997, and 1996, respectively.

     Loan Solicitation and Processing. Loan originations are derived primarily from referrals, existing customers, advertisements and the mortgage broker network established through Margo. Both Margo personnel as well as employees of Argo Savings accept loan applications. Upon receipt of a loan application, credit reports are ordered to verify specific information relating to a loan applicant's employment, income, assets and credit standing, and independent verification of all credit, income and liability information provided by the applicant is completed. In the case of a real estate loan originated by Argo Savings, or by Margo for Argo Savings, an independent appraiser approved by the Savings Bank's Board of Directors undertakes an appraisal of the real estate intended to secure the proposed loan. For loans originated by Margo for third parties, an independent appraiser approved by the third party is used.

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

     Both Argo Savings and Margo promptly notify loan applicants in writing of the final determination of the loan request. If approved, the terms and conditions of the loan decision including the amount of the loan, interest rate, amortization term, brief description of the real estate securing the mortgage as well as all conditions to final closing of the transaction are provided in writing to the loan applicant. If denied, disclosure of the reasons relating to denial is made pursuant to the requirements of applicable federal and state law.

     Statistics regarding all loan applications, both denied and approved, are retained by Argo Savings and Margo, and reported annually under the Home Mortgage Disclosure Act. Quality control procedures verifying data obtained through loan processing activities are in place at Argo Savings and Margo.

     Loan Originations, Purchases, and Sales. Argo Savings purchases loans when its savings inflows exceed the Savings Bank's ability to originate loans or when Argo Savings determines to restructure its loan portfolio. During 1997, the growth in loan originations generated by Margo has allowed the Savings Bank to decrease its loan purchasing activities. The Savings Bank purchasing activities are primarily directed at seasoned high yield fixed mortgage loans with low loan to values. Argo Savings originated and purchased a total of approximately $115.2 million of portfolio loans receivable and loans held for sale, and purchased $8.9 million of discounted loans receivable, during the year ended December 31, 1997.

     Currently, most fixed rate, long-term mortgage loans originated are sold in the secondary mortgage market. These sales have been made to the FNMA, FHLMC, and other investors. Originated loans sold on a non-recourse basis amounted to $23.7 million in 1997, $3.5 million in 1996 and $568,300 in 1995.

     The success of these secondary mortgage market activities is dependent upon Argo Savings' ability to originate loans at yields, which are competitive with other loans in the secondary market. The proceeds from the sale of such loans are reinvested in adjustable rate mortgage loans.

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

Set forth below is a table showing Argo Savings' loan originations and loan and mortgage backed securities purchases, sales and principal repayments for the periods indicated:

                                                                                             Year Ended
                                                                                             December 31,
                                                                  ------------------------------------------------------------------
                                                                     1993          1994         1995           1996          1997
                                                                  ------------------------------------------------------------------
                                                                                            (In Thousands)
Mortgage loans (gross):
 At beginning of period ......................................    $  67,267     $  83,312     $ 115,254     $ 147,490     $ 183,336
                                                                  ---------     ---------     ---------     ---------     ---------
Mortgage loans originated:
 One-to-four family ..........................................       29,496        11,646        10,292        12,904        56,318
 Multi-family ................................................           --           179            --           455           333
 Commercial real estate ......................................           --         1,100           890         1,440            --
                                                                  ---------     ---------     ---------     ---------     ---------

   Total mortgage loans originated ...........................       29,496        12,925        11,182        14,799        56,651

 One-to-four family mortgage loans purchased .................      155,050       134,444        95,275        99,920        48,379
                                                                  ---------     ---------     ---------     ---------     ---------

    Total mortgage loans originated and purchased ............      184,546       147,369       106,457       114,719       105,030

Transfer of mortgage loans:
  to/from foreclosed real estate .............................         (868)         (256)       (2,871)       (4,422)       (4,955)
  to mortgage-backed securities ..............................       (7,679)           --            --            --            --
Principal repayments .........................................      (27,150)      (19,541)      (21,885)      (27,386)      (33,510)
Mortgage loans sold ..........................................     (132,804)      (95,630)      (49,465)      (46,293)      (69,177)
                                                                  ---------     ---------     ---------     ---------     ---------
  At the end of period .......................................    $  83,312     $ 115,254     $ 147,490     $ 183,336     $ 180,724
                                                                  =========     =========     =========     =========     =========

Other loans:
 At beginning of period ......................................        9,121         8,790         4,864         6,325         8,394
 Other loans originated ......................................       11,860        12,385        15,504        20,914        18,137
 Principal repayments ........................................      (12,191)      (12,395)      (14,043)      (18,845)      (14,722)
 Other loans sold ............................................           --        (3,916)           --            --            --
                                                                  ---------     ---------     ---------     ---------     ---------
  At end of period ...........................................    $   8,790     $   4,864     $   6,325     $   8,394     $  11,809
                                                                  =========     =========     =========     =========     =========

Mortgage-backed securities available for sale (gross):
 At beginning of period ......................................       15,384         8,494         6,597         5,661         4,927
 Mortgage-backed securities purchased ........................           --            --            --            --            --
 Mortgage-backed securities sold .............................      (10,226)           --            --            --        (1,149)
 Mortgage-backed securities transferred ......................        7,679            --            --            --            --
 Principal repayments ........................................       (4,343)       (1,897)         (936)         (734)         (855)
                                                                  ---------     ---------     ---------     ---------     ---------
  At end of period ...........................................    $   8,494     $   6,597     $   5,661     $   4,927     $   2,923
                                                                  =========     =========     =========     =========     =========

Mortgage-backed securities held for sale:
  At beginning of period .....................................        3,075            --            --            --            --
  Securities transferred .....................................           --            --            --            --            --
  Principal repayments .......................................           --            --            --            --            --
Securities sold ..............................................       (3,075)           --            --            --            --
                                                                  ---------     ---------     ---------     ---------     ---------
  At end of period ...........................................    $      --     $      --     $      --     $      --     $      --
                                                                  =========     =========     =========     =========     =========

     Loan Origination and Other Fees. In addition to interest earned on loans and commitments for making loans, Argo Savings earns fees in connection with originating loans. Origination fees are a percentage of the principal amount of the mortgage loan charged to the borrower for the granting of the loan. Loan fees are accounted for by deferring all loan origination fees and certain direct costs associated with originations. Net deferred fees or costs are amortized as yield adjustments over the custodial life of the related loans using the interest method, adjusted for estimated prepayment based on the Savings Bank's historical prepayment experience. At December 31, 1997, Argo Savings had $681,000 in net deferred loan costs that will be recognized in future periods.

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

     Problem Assets and Asset Classification. Loans are reviewed on a regular basis and an allowance for loan losses is established when, in the opinion of management, the net realizable value of the property collateralizing the loan is less than the outstanding principal, and interest and the collectibility of the loan's principal and interest becomes doubtful. Argo Savings' procedures provide that when a loan becomes delinquent fifteen (15) days or more, the borrower is contacted. Typically, Argo Savings' will initiate foreclosure action against a borrower when principal and interest become ninety (90) days or more past due. Argo Savings' policy is to stop accruing interest for any loan in excess of ninety (90) days delinquent separate from management's analysis as to the future collectibility of the interest. It is the opinion of management that this policy is an appropriately conservative approach.

     Real estate acquired by Argo Savings as a result of foreclosure is carried at the lower of cost or fair value, net of estimated selling costs.

     The following table sets forth information with respect to the Company's non-performing assets as of the dates indicated. All non-performing loan totals exclude discounted loans receivable.

                                                                                          At December 31,
                                                               ---------------------------------------------------------------------
                                                                 1993          1994           1995           1996           1997
                                                               ---------------------------------------------------------------------
                                                                                      (Dollars in Thousands)
Loans 90 days or more delinquent ........................      $  1,097      $  2,324       $  1,987       $  3,942       $   5,525
                                                               ========      ========       ========       ========       =========
Loans 90 days or more delinquent as
  a percentage of portfolio loans and loans
  held for sale, net of discount ........................          1.19%         1.98%          1.54%          3.12%           3.57%
                                                               ========      ========       ========       ========       =========

Foreclosed real  estate, net of related reserves ........      $    554      $    359       $  2,234       $  3,913       $   4,251
                                                               ========      ========       ========       ========       =========

Total loans 90 days or more delinquent and
 foreclosed real estate  to total assets ................          1.31%         1.72%          2.26%          3.43%           4.14%
                                                               ========      ========       ========       ========       =========

     At December 31, 1997, the Company had $5.5 million of portfolio loans receivable and loans held for sale and $6.2 million of discounted loans receivable ninety (90) days or more delinquent. Discounted loans, which are often purchased with the intent to foreclose and sell the underlying property, are excluded from non-performing loans. In general, loans greater than ninety
(90) days delinquent are first liens on loans secured by one-to-four family residences. The Company's policy is to cease accruing interest on loans over ninety (90) days delinquent. Therefore, there were no loans ninety (90) days delinquent and accruing interest.

     At December 31, 1997, the Company had $4.3 million of foreclosed real estate, which consisted of one hundred thirteen (113) properties. The largest single balance was $283,000 secured by a single family residence in New York. The increase is primarily the result of the Company's investment in discounted loans. These loans were acquired with the intention of ultimate foreclosure and sale.

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

     At December 31, 1997, Argo Savings had $5.5 million of loans and $4.3 million of foreclosed real estate classified as Substandard or Doubtful, respectively. Excluded from this total is the $6.2 million of discounted loans ninety (90) days or more past due. Management does not consider these loans non-performing and thus excludes them from all non-performing loan analysis and from all general valuation allowance analysis. If an asset or portion thereof is classified Loss, the insured institution must either establish specific allowances for loan losses in the amount of 100 percent of the portion of the asset classified Loss, or charge off such amount. At December 31, 1997, Argo Savings had no assets classified as Loss. General loss allowances established to cover possible losses related to assets classified Substandard or Doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. If an institution does not agree with an examiner's classification of an asset, it may appeal the determination. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance to financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement requires that institutions have effective systems and controls to identify, monitor and address asset quality problems, have analyzed all significant factors that affect the collectibility of the loan portfolio in a reasonable manner; and have established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

     Analysis of Allowance for Loan Losses. The allowance for loan losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans deemed uncollectible. During the year ended December 31, 1997, the Savings Bank experienced an increase in the percentage of loans ninety
(90) days or more delinquent from 3.12% of portfolio loans receivable and loans held for sale to 3.57% of portfolio loans receivable and loans held for sale at December 31, 1997. Management believes that the allowances for loan losses are currently adequate. Currently, management is unaware of any identifiable charge-offs. In addition to the allowance for loan losses, the Savings Bank maintains an allowance for losses on foreclosed real estate. The balance at December 31, 1997, represents specific reserves currently in place on foreclosed real estate. As of December 31, 1997, all of the allowance for loan losses pertains to a general allowance. Argo Savings had no specific reserves established at December 31, 1997, other than the reserves against foreclosed real estate. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off.

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

                                                                                            December 31
                                                                 -------------------------------------------------------------------
                                                                  1993           1994          1995           1996            1997
                                                                 -------------------------------------------------------------------
                                                                                       (Dollars in thousands)
Balance at beginning of period:
 One-to-four family .....................................        $ 138          $ 313          $ 315          $ 330          $ 412
 Multi-family ...........................................           14             14             14             14             14
 Commercial loans .......................................          216            216            216            216            216
 Other loans ............................................           13             70             68             27             23
                                                                 -----          -----          -----          -----          -----
  Total .................................................          381            613            613            587            665
                                                                 -----          -----          -----          -----          -----

 Provision for loan losses
  One-to-four family ....................................          175             48             96            248            210
  Multi-family ..........................................           --             --             --             --             --
  Commercial loans ......................................           --             --             --             --             --
  Other loans ...........................................           70             --            (41)            --             --
                                                                 -----          -----          -----          -----          -----
   Total ................................................          245             48             55            248            210
                                                                 -----          -----          -----          -----          -----

Transfer to allowance for losses on foreclosed
  real estate ...........................................           --            (43)           (45)           (77)           (50)
                                                                 -----          -----          -----          -----          -----

 Charge-offs
  One-to-four family ....................................           --             (5)           (36)           (89)           (11)
  Multi-family ..........................................           --             --             --             --             --
  Commercial loans ......................................           --             --             --             --             --
  Other loans ...........................................          (13)            --             --             (4)            --
                                                                 -----          -----          -----          -----          -----
   Total ................................................          (13)            (5)           (36)           (93)           (11)
                                                                 -----          -----          -----          -----          -----

Balance at end of period
 One-to-four family .....................................          313            315            330            412            561
 Multi-family ...........................................           14             14             14             14             14
 Commercial loans .......................................          216            216            216            216            216
 Other loans ............................................           70             68             27             23             23
                                                                 -----          -----          -----          -----          -----
  Total .................................................        $ 613          $ 613          $ 587          $ 665          $ 814
                                                                 =====          =====          =====          =====          =====

Ratio of net charge-offs during the period to
 loans receivable, excluding discounted loans ...........          .01%           .04%           .04%           --%            .01%
                                                                 =====          =====          =====          =====          =====
Ratio of allowance for loan losses to net
 loans receivable, excluding discounted loans ...........          .68%           .52%           .45%           .53%           .53%
                                                                 =====          =====          =====          =====          =====

Mortgage-Backed Securities

     The Savings Bank has an investment in mortgage-backed securities and has, at times, utilized such investments as an alternative to mortgage lending. All of the mortgaged-backed securities are insured or guaranteed by the Government National Mortgage Association ("GNMA"), FNMA or FHLMC. At December 31, 1997, gross mortgaged-backed securities, totaled $2.9 million or 1.24% of total assets.

Purchased Mortgage Servicing Rights

     Purchase Mortgage Servicing Rights ("PMSRs") represent the right to receive a fee for the collection and administration of the mortgage payments on the loans being serviced for others. The servicing of mortgages primarily consists of the collection of monthly principal and interest payments, collection and disbursement of escrow funds for taxes and insurance, providing various customer services and account maintenance, reporting, foreclosure processing, and investor notification. For performing these administrative tasks, the servicer retains a monthly servicing fee generally calculated as a percentage of the outstanding loan balance, and holds the escrowed payments for taxes and insurance in non-interest-bearing custodial accounts. The servicing fee is intended to cover anticipated operating expenses incurred in servicing the loans and to provide for an adequate profit margin. Argo Bancorp uses an independent servicing company to perform the administrative activities discussed above under a subservicing agreement. Argo Bancorp's primary administrative task associated with PMSRs is to review monthly analyses of all servicing and accounting reports prepared by the subservicer and to perform regular on-site inspections and reviews of the subservicer's operations.

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

     Mortgage servicing activities carry interest rate risk since the total amount of servicing fees earned, as well as the amortization of the investment in the servicing rights, fluctuate based on loan prepayments which generally result from changes in market interest rates and the effect of these changes on the average life of the underlying residential mortgage loans. Prepayment of the mortgage loans may be influenced by a variety of economic, geographic, social, and other factors and, most importantly, the difference between interest rates on the mortgage loans underlying the PMSRs and prevailing mortgage rates available for comparable mortgages.

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

     Argo Savings has invested $5.9 million for an equity interest in three divisions of a single limited partnership whose business activity is to purchase current mortgage servicing rights. There are several equity investors in each division. The purchase of the servicing rights is then leveraged, allowing the partnership to purchase rights equal to two times the equity investment by its partners. The cost of the borrowings, as well as the service fee income and expense and related amortization, is recorded at the limited partnership level. Each quarter, financial statements are issued to the investors and the pro-rata share of the income for each investor is calculated. At the end of five years, or at such time as the investors may agree, the servicing rights will be sold and the proceeds divided pro-rata among the investors. As with a direct investment in PMSRs, the collateral behind the equity investment is the servicing rights. All limited partnership purchases of servicing rights must be approved by all equity investors and undergo the same stringent guidelines outlined previously for direct purchases of servicing. The task of finding and acquiring the servicing rights controlled by the partnership as well as all associated administrative duties, is assigned to Dovenmuehle Mortgage, Inc. ("DMI"), the general partner of the limited partnership. DMI also services the PMSRs in the partnership. Each division is audited annually by an independent auditor and an independent third party valuation is performed annually. The results of both reviews are sent directly to each investor.

     The return on the Savings Bank's PMSRs investment for the year ended December 31, 1997, was approximately 6.6%. This investment constitutes 48.5% of Argo Savings' capital at December 31, 1997. Another benefit derived from the PMSRs is the interest free custodial accounts comprised of the borrowers' taxes and insurance escrows and, for a short time period, the float on their principal and interest payments. The custodial balances are maintained in interest free accounts and are not affected by changes in interest rates. The custodial balances relating to the servicing owned at December 31, 1997, were $6.4 million.

Investment Activities

     The Savings Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Savings Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1997, the Savings Bank's liquidity ratio (liquid assets as a percentage of deposits and borrowings payable in one year or less) was 6.51%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sources of Funds and Liquidity and Capital Resources" in the 1997 Annual Report incorporated by reference herein.

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

     Generally, the investment policy of the Savings Bank is to invest funds among various categories of investments and maturities based upon the Savings Bank's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives. It is the Savings Bank's general policy to invest in certificates of deposit, overnight funds, and securities, which are U.S. Government securities and federal agency obligations, and other issues that are rated investment grade. At December 31, 1997, Argo Bancorp had $5,027,000 of investment securities available for sale with an aggregate market value of $4,974,000.

The following table sets forth the carrying value of Argo Bancorp's consolidated investment securities and securities held for sale, and short-term investments, at the dates indicated.

                                                                                          At December 31,
                                                             -----------------------------------------------------------------------
                                                                    1995                      1996                      1997
                                                             -------------------      --------------------      --------------------
                                                             Carrying      Fair       Carrying       Fair       Carrying       Fair
                                                              Value        Value        Value        Value        Value       Value
                                                             ------       ------       ------       ------       ------       ------
                                                                                          (In thousands)
Interest-earning deposits:
FHLB daily investment ................................        2,537        2,537          356          356        1,322        1,322
 Other Investments ...................................        1,300        1,300          402          402        1,144        1,144
                                                             ------       ------       ------       ------       ------       ------
   Total interest-earning deposits ...................       $3,837       $3,837       $  758       $  758       $2,466       $2,466
                                                             ======       ======       ======       ======       ======       ======

Investment Securities:
FHLB-Chicago stock
  (investment required by law) .......................        2,669        2,669        3,428        3,428        3,271        3,271
                                                             ------       ------       ------       ------       ------       ------

Investment securities available for sale:
 U.S. Government obligations and
     agencies ........................................          603          603           --           --           --           --
 Municipal and state Governments
   and agencies ......................................          619          619          602          602          380          380
Marketable equity securities .........................          639          639          282          282        1,667        1,667
Mortgage-backed securities ...........................        5,712        5,712        4,904        4,904        2,927        2,927
                                                             ------       ------       ------       ------       ------       ------
Total investment securities available for sale .......       $7,573       $7,573       $5,788       $5,788       $4,974       $4,974
                                                             ======       ======       ======       ======       ======       ======

The table below sets forth certain information regarding the amortized cost, weighted average yields and maturities of securities available for sale at December 31, 1997.

                                                                        Weighted
                                                          Amortized      Average
Maturing                                                       Cost        Yield
--------                                                  ---------     --------
Within one year .....................................        $  234        8.81%

After one year  through five years ..................           565        6.15

Due after five through ten years ....................            50        9.50

Due after ten years .................................         2,483        6.99

Marketable equity securities ........................         1,695          --

Federal Home Loan Bank of Chicago stock
  (investment required by law) ......................         3,271          --
                                                             ------        ----
Total ...............................................        $8,298          --%
                                                             ======        ====

Sources of Funds and Borrowings

     General. Deposits are the major source of Argo Savings' funds for lending and other investment purposes. In addition to deposits, Argo Savings derives funds from loan principal repayments, proceeds from sales of loans, borrowings, and the custodial balances on loans serviced for others. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in the availability of other sources of funds. They may also be used on a longer term basis for general business purposes.

     Deposits. Argo Savings offers a number of deposit accounts, including tiered passbook, NOW accounts, money market accounts and certificate accounts currently ranging in maturity from seven days to ten years. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the period the funds must remain on deposit and the interest rate. Argo Savings in the past has utilized brokered deposits, and will continue to use this source of funds as needed in the future. Argo Savings had $6.5 million in brokered deposits at December 31, 1997. Argo Savings has traditionally priced its deposit products at or near market rates in its primary market.

Deposit Flow. The following table sets forth the change in dollar amount of savings accounts offered by Argo Savings between the dates indicated.

                             Amount at    Percent               Amount at     Percent               Amount at   Percent
                             Dec.  31,   of Total    Increase    Dec. 31,   of  Total    Increase    Dec. 31,  of Total    Increase
                                  1995   Deposits   (Decrease)       1996    Deposits   (Decrease)       1997  Deposits   (Decrease)
                              --------      -----    --------    --------       -----    --------    --------     -----    --------
                                                                   (Dollars in thousands)
Passbook accounts .........   $ 18,516       15.0%   $ (2,680)   $ 18,349        12.2%   $   (167)   $ 17,607      10.2        (742)
NOW accounts ..............     12,830       10.4        (951)     12,426         8.3        (404)     13,225       7.7         799
Money market accounts .....      4,483        3.6         400       4,957         3.3         474       6,223       3.6       1,266
                              --------      -----    --------    --------       -----    --------    --------     -----    --------
Total .....................     35,829       29.0      (3,231)     35,732        23.8         (97)     37,055      21.5       1,323
                              --------      -----    --------    --------       -----    --------    --------     -----    --------

Certificate accounts:
 3.99% or less ............         18         --      (5,993)         52          --          34          10        --         (42)
 4.00% to 4.99% ...........      5,457        4.4     (11,733)        769         0.5      (4,688)        874        .5         105
 5.00% to 5.99 ............     36,937       30.0      13,828      71,169        47.2      34,232      62,935      36.5      (8,234)
 6.00% to 6.99 ............     30,560       24.7      17,785      39,194        26.0       8,634      69,962      40.5      30,768
 7.00% to 7.99 ............     14,550       11.8      12,298       3,612         2.4     (10,938)      1,513        .9      (2,099)
 8.00% to 8.99 ............        133         .1        (167)         99          .1         (34)        120        .1          21
 9.00% to 9.99 ............         --         --          --          --          --          --          --        --          --
                                            -----    --------    --------       -----    --------    --------     -----    --------
  Total ...................     87,655       71.0      26,018     114,895        76.2      27,240     135,414      78.5      20,519
                              --------      -----    --------    --------       -----    --------    --------     -----    --------
Total deposits ............   $123,484      100.0%   $ 22,787    $150,627       100.0%   $ 27,143    $172,469     100.0%   $ 21,842
                              ========      =====    ========    ========       =====    ========    ========     =====    ========
Weighted Average Rate......                  5.13%                               5.13%                             5.18%
                                            =====                               =====                             =====

--------------------------------------------------------------------------------
(1) See Note 9 in the 1997 Annual Report to the Stockholders, incorporated by reference herein for a weighted average percentage by deposit type.

     Certificate Accounts. The following table presents the amount of certificate accounts outstanding at December 31, 1997, and the periods to maturity or repricing.

                                                                       Weighted
                                                                        Average
                                                      Amount               Rate
                                                      ------               ----
                                                       (Dollars in thousands)
Within one year (1) .......................         $116,154               5.85%
One to three years ........................           13,313               5.98
Thereafter ................................            5,947               6.36
                                                    --------               ----
Total .....................................         $135,414               5.85%
                                                    ========               ====

(1) Includes a $13.0 million certificate that reprices annually and matures in one (1) year.

     At December 31, 1997, Argo Savings had outstanding $42.7 million of certificate of deposit accounts in amounts of $100,000 or more maturing or repricing as follows:

                                                                      Amount
                                                                      ------
                                                                  (In thousands)
Three months or less .......................................         $ 3,216
Over three through six months ..............................           1,102
Over six through 12 months .................................          20,354
Over 12 months .............................................          17,978
                                                                     -------

Total ......................................................         $42,650
                                                                     =======

     Certificate Accounts Classified by Rates. The following table sets forth the certificate accounts of Argo Savings classified by rates as of the dates indicated.

                                                        At December 31,
                                             -----------------------------------
                                                        (In thousands)
Rate                                            1995           1996         1997
----                                            ----           ----         ----
3.99% or less............................    $    18       $     52     $     10
4.00% to 4.99%...........................      5,457            769          874
5.00% to 5.99:...........................     36,937         71,169       62,935
6.00% to 6.99%...........................     30,560         39,194       69,962
7.00% to 7.99%...........................     14,550          3,612        1,513
8.00% to 8.99%...........................        133             99          120
                                             -------       --------     --------
Total....................................    $87,655       $114,895     $135,414
                                             =======       ========     ========

     Deposit Activity. The following table sets forth the savings deposit activities of Argo Bancorp for the periods indicated.

                                                           Year Ended
                                                           December 31
                                                 -------------------------------
                                                  1995         1996        1997
                                                 -------     -------     -------
                                                         (In thousands)
Deposits in excess of (withdrawals) ........     $17,177     $18,123     $13,352
Interest credited ..........................       5,610       9,020       8,490
                                                 -------     -------     -------
 Net increase (decrease) in
  savings deposits .........................     $22,787     $27,143     $21,842
                                                 =======     =======     =======

     Substantially all of Argo Savings' depositors are residents of Illinois and Indiana.

     Borrowings. Argo Bancorp's other borrowings at December 31, 1997 consist of three (3) notes payable. The first note payable for $5,279,000 is drawn on a $6.0 million open line with a third party financial institution and is collateralized by Argo Savings' stock. The interest rate on this note adjusts monthly at prime. Also included is On-Line's note payable of $830,000, which is an open line of credit totaling $1.0 million with a third party financial institution. This note also adjusts monthly at prime. The third note payable is an ESOP note payable, which has a balance of $57,000 and the interest on this note is 8.0%. The 18,253 shares of common stock of Argo Bancorp held by the ESOP are pledged as collateral for the ESOP note. Also included in other borrowings is the $329,000 margin account loan from a third party securities broder. The rate of interest on this loan adjusts daily at prime less .50%. The margin account loan was secured at December 31, 1997 by securities held by the broker having a market value of $1.1 million.

     Included in other borrowings for the year ended December 31, 1997, is $3.8 million in capital lease obligations for premises and equipment arising from the acquisition of On-Line.

     Savings deposits are the primary source of funds of Argo Savings' lending and investment activities and for its general business purposes. Argo Savings can also borrow funds from the FHLB of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB has served as Argo Savings' primary borrowing source. Advances from the FHLB are secured by Argo Savings' stock in the FHLB and a portion of Argo Savings' portfolio of first mortgage loans. The rates on these advances vary from time to time in response to general economic conditions. At December 31, 1997, Argo Savings had $17.8 million of fixed rate advances from the FHLB with interest rates ranging from 5.48% to 8.43%. At December 31, 1997, Argo Savings had overnight advances outstanding of $6.0 million at a weighted interest rate of 6.24%. The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, Argo Savings is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States Government or its agencies) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and the amount of advances is based either on a fixed percentage of an association's net worth or on the FHLB's assessment of an association's creditworthiness.

     The following table sets forth contain information regarding borrowings by Argo Bancorp on a consolidated basis at the end of and during the periods indicated. The borrowings at and during the periods consisted of FHLB advances, and promissory notes. The weighted average was computed on a monthly average basis.

                                                               At December 31,
                                                           ---------------------
                                                           1995    1996    1997
                                                           ----    ----    ----
Weighted average interest rate at end of year paid on:

 FHLB advances .........................................   5.85%   5.80%   6.22%

 Other borrowings ......................................   8.91    8.48    8.63

                                                         During the Year
                                                         At December 31,
                                                -------------------------------
                                                1995          1996         1997
                                                ----          ----         ----
                                                     (Dollars in thousands)
Maximum amount of borrowings
 outstanding at any month end:

 FHLB advances ..........................      $38,416      $45,257      $49,587

 Other borrowings .......................        8,120        8,760       11,541

                                                               During the Year
                                                               At December 31,
                                                  --------------------------------------
                                                     1995          1996          1997
                                                     ----          ----          ----
                                                          (Dollars in thousands)
Average borrowings outstanding with respect to:

 FHLB advances ................................   $   32,852    $   34,608        30,191
 Other borrowings .............................        5,916         7,669        10,621
                                                  ----------    ----------    ----------

    TOTAL .....................................   $   38,768    $   42,277    $   40,812
                                                  ==========    ==========    ==========

Weighted average interest rate during the year paid on:

 FHLB advances ................................         6.06%         5.69%         5.98%

 Other borrowings .............................         7.86          8.60          8.43
                                                  ----------    ----------    ----------

    TOTAL WEIGHTED AVERAGE ....................         6.34%         6.20%         6.50%
                                                  ==========    ==========    ==========

Subsidiaries

     Argo Savings has two wholly-owned subsidiaries, Argo Mortgage Corp. and Dolton-Riverdale Savings Service Corp. Argo Mortgage Corp. engages in mortgage brokerage activities that focus on the purchase and sale of deeply discounted mortgage loans into the secondary market. Dolton-Riverdale Savings Service Corp. sells insurance annuities to the customer base of Argo Savings. Argo Savings also has a majority interest in a limited liability corporation, Margo Financial Services, LLC ("Margo"). The primary activity of Margo is the origination of mortgage loans for portfolio and sale into the secondary market. At December 31, 1997, Argo Savings' had an equity investment in Argo Mortgage, Dolton-Riverdale Savings Service Corp., and Margo of $34.6 million, $160,000 and $49,000, respectively.

Competition

     Argo Savings faces strong competition in attracting deposits and in originating real estate loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions, and savings banks and from commercial banks located in its primary market area. Particularly in times of high interest rates, Argo Savings also faces additional significant competition for investor funds from short-term money market securities and other corporate and government securities. Argo Savings' competition for real estate loans comes principally from other thrift institutions, commercial banks and mortgage banking companies. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

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

Personnel

     As of December 31, 1997, the Savings Bank including its subsidiaries, had forty-one (41) full-time employees and fourteen (14) part-time employees. On-Line had eighty-one (81) full-time employees and one (1) part-time employees. A collective bargaining unit does not represent the employees. The Company believes its relationship with its employees and auditors is good.

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

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that Argo Savings continues to be a qualified thrift lender ("QTL"). Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation. Recently proposed legislation could restrict the activities of unitary savings and loan holding companies.

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

Federal Savings Institution Regulation

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3.0% leverage (core) capital ratio and an 8.0% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2.0% tangible capital standard, a 4.0% leverage
(core) capital ratio (3.0% for institutions receiving the highest rating on the CAMEL financial institution rating system) and, together with the risk-based capital standard itself, a 4.0% Tier I risk-based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weighting ranging from 0.0% to 100.0%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100.0% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0% multiplied by the estimated economic value of the institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12.0% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1997, the Savings Bank met each of its capital requirements, and it is anticipated that Argo Savings will not be subject to the interest rate risk component.

     The following table presents the Savings Bank's capital position at December 31, 1997:

                                                   Capital
                             ---------------------------------------------------
                              Actual   Required     Excess    Actual    Required
                             Capital    Capital     Amount   Percent     Percent
                             -------    -------     ------   -------     -------
                                            (Dollars in thousands)
Tangible...................  $13,035    $ 3,296    $ 9,739      5.93%       1.5%
Core (Leverage)............   13,035      6,592      6,443      5.93        3.0
Risk-based:
  Tier I (core)............   13,035         --         --     10.45        4.0
  Total....................   13,849      9,981      3,868     11.10        8.0

     A reconciliation between regulatory capital and GAAP capital at December 31, 1997, in the accompanying consolidated financial statements is presented below:

                                                                               Total
                                                    Tangible        Core  Risk-based
                                                     Capital     Capital     Capital
                                                     -------     -------     -------
                                                                   (In thousands)
GAAP capital originally reported to regulatory
  authorities and on accompanying consolidated
  financial statements ..........................   $ 13,731    $ 13,731    $ 13,731

Regulatory capital adjustments:
  Adjustment for net unrealized gains (losses) in
    available for sale securities ...............        (16)        (16)        (16)
  General valuation allowances ..................         --          --         814
  Purchase mortgage servicing rights ............       (531)       (531)       (531)
  Goodwill ......................................   $   (149)   $   (149)   $   (149)
                                                    --------    --------    --------
  Regulatory Capital ............................   $ 13,035    $ 13,035    $ 13,849
                                                    ========    ========    ========

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0% and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4.0% and its ratio of core capital to total assets is at least 4.0% (3.0% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk weighted assets of less of than 8.0%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4.0% or a ratio of core capital to total assets of less than 4.0% (3.0% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6.0%, a Tier I risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized". A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within forty-five (45) days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. Additionally, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS may also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. The Savings Bank is considered well capitalized under prompt corrective action regulations.

     Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Savings Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The Savings Bank recognized the SAIF Special Assessment as an expense in the quarter ended September 30, 1996, and was generally tax deductible. The SAIF Special Assessment recorded by the Savings Bank amounted to $789,000 on a pre-tax basis and $489,000 on an after-tax basis.

     The Funds Act also spreads the obligation for payment of the FICO bonds across all SAIF and Bank Insurance Fund ("BIF") members. The BIF is the fund which primarily insures commercial bank deposits. Beginning January 1, 1997, BIF deposits were assessed for a FICO payment of approximately 1.3 basis points, while SAIF deposits pay approximately 6.4 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000, or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Savings Bank's assessment rate for fiscal 1997 was approximately 6.0 basis points and the premium paid for this period was $102,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Savings Bank.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999, if there are no more savings association as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date or they would automatically become national banks. Under some bills converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two (2) year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow savings institutions to continue to exercise activities conducted when they convert to a bank regardless of whether a National Bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathered provision for unitary including savings and loan holding company activities. The grandfathering would be lost under certain circumstances such as a change in control of the Company. Argo Savings is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1997, the Savings Bank's largest aggregate outstanding balance of loans to one borrower consisted of loans totaling $1.7 million, which does not exceed the Savings Bank's loan to one borrower limit. All loans to this borrower were current.

     QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association either must qualify as a "domestic building and loan association" as defined in the Internal Revenue Code or be required to maintain at least 65.0% of its "portfolio assets" (total assets less
(i) specified liquid assets up to 20.0% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine (9) months out of each twelve (12) month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1997, the Savings Bank maintained 99.0% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extend to which education loans, credit card loans, and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier I Association") and has not been advised by the OTS that it is in need of more than normal supervision may, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100.0% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or
(ii) 75.0% of its net income for the previous four quarters. Any additional capital distributions require prior regulatory approval. In the event the Savings Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided the payment does not make the institution undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1997, the Savings Bank was a Tier I Association.

     Liquidity. The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4.0%, but may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and the savings flows of member institutions. Penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's liquidity ratio for December 31, 1997, was 6.51%, respectively, which exceeded the then applicable requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Savings Bank's latest quarterly Thrift Financial Report. The assessments paid by the Savings Bank for the fiscal year ended December 31, 1997, totaled $68,000.

     Branching. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     Transactions with Related Parties. The Savings Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10.0% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20.0% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. Additionally, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to placement of an institution into receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and amount to $25,000 per day, or even $1.0 million per day in especially severe cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Federal Home Loan Bank System

     The Savings Bank is a member of the FHLB System, which consists of seven
(7) regional FHLBS. The FHLB provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances (borrowings) from the FHLB-Chicago, whichever is greater. The Savings Bank was in compliance with this requirement, with an investment in FHLB-Chicago stock at December 31, 1997, of $3.3 million. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLB imposing a higher rate of interest on advances to their members. Dividends from the FHLB-Chicago to the Savings Bank amounted to $226,000 and $188,000 for the year ended December 31, 1997, and 1996, respectively. If dividends were reduced, or interest on future advances increased, the Savings Bank's net interest income might also be reduced.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for most of 1997, that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board), the reserve requirement is 3.0%; for accounts greater than $49.3 million, the reserve requirement is $1.48 million plus 10.0% (subject to adjustment by the Federal Reserve Board between 8.0% and 14.0%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the

Federal Reserve Board) were exempted from the reserve requirements. The Savings Bank is in compliance with the foregoing requirements. For 1998, the Federal Reserve Bank has decreased from $49.3 million to $47.8 million the amount of transaction accounts subject to the 3.0% reserve requirement and to increase the amount of exempt reservable balances from $4.4 million to $4.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

FEDERAL AND STATE TAXATION

Federal Taxation

     General. The following is a discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to Argo Savings or Argo Bancorp. The Companies have not been audited by the IRS during the last ten (10) years. For federal income tax purposes Argo Bancorp and its subsidiaries (except Margo) file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the tax reserve for bad debts, discussed below. Margo Financial Services, LLC files a separate partnership income tax return.

Recent Tax Legislation Regarding Tax Bad Debt Reserves

     Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act'), for federal income tax purposes, thrift institutions such as Argo Savings, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specific limitations, be deducted in arriving at their taxable income. Argo Savings' deduction with respect to "qualifying loans", which are generally loans secured by certain interests in real property, could be computed using an amount based on a six (6) year moving average of Argo Savings' actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of Argo Savings' taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amounts of any permitted addition to the non-qualifying reserve.

     Under the Small Business Act, the PTI Method was repealed and Argo Savings will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning after December 31, 1995. In addition, Argo Savings will be required to recapture (i.e., take into taxable income) over a six (6) year period, beginning with the Savings Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995, over the greater of (s) its "base year reserve," i.e., the balance of such reserves as of December 31, 1987, or (b) an amount that would have been the balance of such reserves as of December 31, 1995, had Argo Savings always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two (2) successive taxable years beginning January 1, 1996, in which the Savings Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by Argo Savings during its six (6) taxable years preceding January 1, 1996.

     Distributions. To the extent that Argo Savings makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from Argo Savings base year reserve to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of Argo Savings' current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in Argo Savings' income.

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

     Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20.0%. Only 90.0% of AMTI can be offset by net operating loss carryovers of which Argo Savings currently has about $267,000. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, Argo Savings' AMTI is increased by an amount equal to 75.0% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). AMT cannot be reduced by tax credits, other than foreign tax credits. Accordingly, the Bank's low income housing tax credits may not be used to reduce AMT. The AMT has limited the utilization of these tax credits in 1997 and 1996. In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including Argo Savings, whether or not an AMT is paid. Under pending legislative proposals, the environmental tax would be extended to taxable years beginning before January 1, 2007. Argo Savings does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

     Elimination of Dividends; Dividends Received Deduction. Argo Bancorp may exclude from its income 100.0% of dividends received from Argo Savings as a member of the same affiliated group of corporations. A 70.0% dividends received deduction generally applies with respect to dividends received from domestic corporations that are not members of such affiliated group, except that an 80.0% dividends received deduction applies if Argo Bancorp and Argo Savings own more than 20.0% of the stock of the corporation paying a dividend. Under pending legislative proposals, the 70.0% dividends received deduction would be reduced to 50.0% with respect to dividends paid after enactment of such legislation.

State and Local Taxation

     State of Illinois. Argo Bancorp and Argo Savings filed an Illinois income tax return. For Illinois income tax purposes, Argo Bancorp and Argo Savings are taxed at an effective rate equal to 7.3% of Illinois Taxable Income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois taxable income of the Savings Bank.

     As a Delaware holding company, Argo Bancorp has registered as a foreign corporation authorized to transact business in Illinois. As such, it files an Illinois Foreign Corporation Annual Report and pays an annual franchise tax to the State of Illinois.

     State of Delaware. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but files an annual report with and pays an annual franchise tax to the State of Delaware.

Recent and Proposed Changes in Accounting Rules

     The Financial Accounting Standards Board ("FASB") recently adopted or issued proposals and guidelines which may have a significant impact on the accounting practices of commercial enterprises in general and financial institutions in particular.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from net worth and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes are required. Management of the Company does not expect that adoption of SFAS No. 130 will have a material effect on the consolidated financial statements of the Company.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires disclosure for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under current standards. SFAS No. 131 is effective for fiscal year beginning after December 15, 1997, with earlier application permitted.

Item 2.  Description of Property

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

Item 4.  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the fiscal year ended December 31, 1997, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" in the 1997 Annual Report to Stockholders on pages 51 through 54 is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operations

     The above-captioned information appears under the caption "Management's Discussion and Analysis of Financial Condition" of the 1997 Annual Report to Stockholders on pages 3 through 16 and is incorporated herein by reference.

Item 7.  Financial Statements

     The Consolidated Financial Statements of Argo Bancorp, Inc. and its subsidiaries as of December 31, 1997, and 1996, together with the report thereon by KPMG Peat Marwick LLP appears in the Registrant's 1997 Annual Report to Stockholders, on pages 17 through 50 incorporated herein by reference.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Information regarding the directors of the Holding Company is omitted from this Report as the Holding Company intends to file a definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on May 20, 1998, and the information to be included therein under the heading "Information with respect to the Nominees, Continuing Directors and Certain Executive Officers" and "Beneficial Ownership Reporting Compliance with Section 16(a)" is incorporated herein by reference.

Item 10. Executive Compensation

     The information relating to executive compensation is omitted from this Report as the Holding Company intends to file a definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on May 20, 1998, and the information to be included therein under headings "Director's Compensation" and "Executive Compensation" is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The information relating to security ownership of certain beneficial owners and management is omitted from this Report as the Holding Company intends to file a definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on May 20, 1998, and the information to be included therein under the headings "Security Ownership of Certain Beneficial Owners" and "Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers" is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is omitted from this Report as the Company intends to file a definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on May 20, 1998, and the information to be included therein under the heading "Indebtedness of Management and Transactions with Certain Related Persons" is incorporated herein by reference.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 10-K

     (a)(1) Financial Statements

     The following consolidated financial statements of the Registrant and its subsidiaries, together with the report thereon of KPMG Peat Marwick LLP dated March 24, 1998, appearing in the 1997 Annual Report of Stockholders are incorporated herein by reference.

     Consolidated Statements of Financial Condition as of December 31, 1997, and 1996.

     Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995.

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

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

     (a)(3) Exhibits

     The following exhibits are either filed as part of this report or are incorporated herein by reference:

     Exhibit No. 2. Acquisition

     (a) On-Line Stock Purchase Agreement dated as of October 31, 1995, between Argo Bancorp, Inc., I.S.C. Incorporation, Savings and Loan Service Bureau of Indiana, Inc., O and H Services, Inc., Superior Savings Bank, and OLF Acquisition Corp. *

     Exhibit No. 3. Certificate of Incorporation and By-Laws.

     (a)  Certificate of Incorporation of Argo Bancorp, Inc.**

     (b)  By-Laws of Argo Bancorp, Inc.**

     Exhibit No. 4.

     (a) Stockholder Agreement dated as of December 31, 1996, between Argo Bancorp, Inc., The Deltec Corporation Limited, and John G. Yedinak.
          ***

     (b)  Stock Certificate of Argo Bancorp, Inc.**

     Exhibit No. 10. Material Contracts.

     (a)  Argo Federal Savings Bank, FSB Employee Stock Ownership Plan and
          Trust.**

     (b) Argo Federal Savings Bank, FSB Amended and Restated Management Recognition Plan and Trust.****

     (c)  Argo Bancorp, Inc. 1990 Incentive Stock Option Plan.**

     (d)  Argo Bancorp, Inc. 1990 Stock Option Plan for Outside Directors.**

     (e)  1996 Argo Bancorp, Inc. Management Recognition and Retention Plan.
          *****

     (f) Amended and Restated Employment Agreement between Argo Bancorp, Inc. and John G. Yedinak.

     (g) Amended and Restated Employment Agreement between Argo Federal Savings Bank, FSB and John G. Yedinak.

     (h) Amended and Restated Employment Agreement between Argo Bancorp, Inc. and Frances M. Pitts.

     (i)  Amended and Restated Employment Agreement between Argo Federal Savings

          Bank, FSB and Frances M. Pitts.

     (j) Employment Agreement between Argo Bancorp, Inc. and Lawrence H. Chlum (filed herewith).

     (k)  Employment Agreement between Argo Federal Savings Bank, FSB and George
          L. Koehm (filed herewith)

     Exhibit No. 11.

     Computation of earnings per share (filed herewith).

     Exhibit No. 13.

     Portion of the 1997 Annual Report to Stockholders are incorporated herein by reference. Portions of the Annual Report to Stockholders have been incorporated by reference into the Form 10-KSB. (filed herewith).

     Exhibit No. 21.

     Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries."

     Exhibit No. 23.

     Consent of KPMG Peat Marwick LLP (filed herewith).

     Exhibit No. 27.

     (a)    Financial Data Schedule (filed herewith)

     (b)(1) Reports on Form 8-K

     The Registrant filed a Report on Form 8-K on January 8, 1997, announcing the sale of 111,563 shares of Argo Bancorp stock to The Deltec Banking Corporation Limited in a negotiated private offering.
--------------------------------------------------------------------------------

* Incorporate herein by reference into this document from the Form 10-K for the fiscal year ended December 31, 1995.

** Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and filed on January 28, 1992, any amendments thereto, Registration No. 33-45222.

*** Incorporate herein by reference into this document from the Form 8-K dated January 8, 1997.

**** Incorporated herein by reference into this document from the Proxy Statement for the 1995 Annual Meeting of Stockholders filed on March 29, 1996.

***** Incorporate herein by reference into this document from the Form S-8 filed on September 30, 1996, (Registration No. 333-13047).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ARGO BANCORP, INC.
                                   --------------------------------------------
                                                (Registrant)


Date: March   , 1998               By: /s/ John G. Yedinak
     ---------------------            ------------------------------------------
                                      John G. Yedinak, Chairman of the
                                      Board, President, Chief Executive
                                      Officer, and Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: March  , 1998                By: /s/ John G. Yedinak
     ---------------------            ------------------------------------------
                                      John G. Yedinak, Chairman of the
                                      Board, President, Chief Executive
                                      Officer, and Director


Date: March   , 1998               By: /s/ Sergio Martinucci
     ---------------------            ------------------------------------------
                                      Sergio Martinucci, Vice President
                                      and Director


Date: March   , 1998               By: /s/ Arthur Byrnes
     ---------------------            ------------------------------------------
                                      Arthur Byrnes, Director


Date: March   , 1998               By: /s/ Donald G. Wittmer
     ---------------------            ------------------------------------------
                                      Donald G. Wittmer, Director


Date: March   , 1998               By: /s/ Frances M. Pitts
     ---------------------            ------------------------------------------
                                      Frances M. Pitts, Secretary and
                                      Director