Form 10-Q
period 1998-03-31
ARGO BANCORP INC /DE/
filed 1998-05-15
CIK 883502

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                         COMMISSION FILE NUMBER 0-19829


                              ARGO BANCORP, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90
days.     Yes   X    No
              -----    -----

The registrant had 497,644 shares outstanding as of April 30, 1998.

================================================================================

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1        Financial Statements

              Consolidated Statements of Financial Condition
              as of March 31, 1998, (unaudited) and
              December 31, 1997...........................................     1

              Consolidated Statements of Income for the Three
              Months ended March 31, 1998, and 1997 (unaudited)...........     2

              Consolidated Statement of Comprehensive Income
              (unaudited).................................................     3

              Consolidated Statements of Stockholders' Equity
              for the Three Months Ended March 31, 1998,
              and 1997 (unaudited)........................................     4

              Consolidated Statements of Cash Flows for the
              Three Months ended March 31, 1998
              and 1997 (unaudited)........................................     5

              Notes to Consolidated Financial Statements..................     6

Item 2        Management Discussion and Analysis of Financial
              Condition and Results of Operations.........................    10

Item 3        Quantitative and Qualitative Disclosures about Market Risk..    18

PART II - OTHER INFORMATION
---------------------------

Item 1        Legal Proceedings...........................................    18

Item 2        Changes in Securities and Use of Proceeds...................    18

Item 3        Default Upon Senior Securities..............................    18

Item 4        Submission of Matters to a Vote of Security Holders.........    18

Item 5        Other Information...........................................    19

Item 6        Exhibits and Reports on Form 8-K............................    19

              Signature Page..............................................    20

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             (DOLLARS IN THOUSANDS)
ASSETS:                                                        3/31/98    12/31/97
                                                              --------   ---------
                                                             (Unaudited)

Cash.......................................................   $  8,918   $   6,211
Interest-earning  deposits.................................     11,561       2,466
FHLB of Chicago Stock......................................      3,271       3,271
Securities Available for Sale..............................      5,348       4,974
Loans receivable, net......................................    153,199     153,808
Discounted loans receivable................................     21,786      30,550
Accrued interest receivable................................      1,614       1,725
Foreclosed real estate, net................................      4,323       4,251
Premises and equipment, net................................     10,898      11,235
Mortgage loan servicing rights, net........................      6,779       6,706
Prepaid expenses and other assets..........................     10,809      11,101
                                                              --------   ---------
                                                              $238,506   $ 236,298
                                                              ========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Deposits.................................................   $179,832   $ 172,469
  Borrowed money...........................................     28,510      34,156
  Interest-bearing custodial escrow balances
    for loans serviced.....................................          1           1
  Custodial escrow balances for loans serviced.............      5,581       6,399
  Advance payments by borrowers for taxes and insurance....      1,462         741
  Other liabilities........................................      4,492       4,428
                                                              --------   ---------
    Total liabilities......................................   $219,878   $ 218,194
                                                              --------   ---------

Stockholders' Equity:
  Preferred stock, $0.01 par value;
    Authorized 500,000 shares; none issued or outstanding..        ---         ---
  Common Stock:
    Class A, $0.01 par value;  Authorized
      3,020,000 shares; issued and outstanding
      497,644  shares......................................          5           5
    Class B, $0.01 par value;  Authorized
      340,000 shares; none issued or outstanding...........        ---         ---
    Class C, $0.01 par value;  Authorized
      340,000 shares; none issued or outstanding...........        ---         ---
    Class D, $0.01 par value;  Authorized
      800,000 shares; none issued or outstanding...........        ---         ---
  Additional paid-in capital...............................      8,737       8,570
  Retained earnings - substantially restricted.............     10,222       9,915
  Accumulated other comprehensive income...................         (1)        (33)
  Common stock acquired by:
    Employee Stock Ownership Plan..........................        (42)        (57)
    Management Recognition Plan............................       (293)       (296)
                                                              --------   ---------
      Total stockholders' equity...........................   $ 18,628   $  18,104
                                                              ========   =========

Total Liabilities and Stockholder's Equity.................   $238,506   $ 236,298
                                                              ========   =========

Commitments and contingencies (Note E)

See notes to accompanying unaudited consolidated financial statements

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     (Dollars in thousands, except per share data)

                                                                         For the Three Months Ended March 31,
                                                                                1998                     1997
                                                                                ----                     ----
                                                                                         (Unaudited)
Interest income:
 Loans receivable................................................             $3,408                   $2,974
 Discounted loans receivable.....................................                624                    1,456
 Mortgage-backed securities......................................                 45                       80
 Interest-earning deposits.......................................                177                      146
                                                                              ------                   ------
Total interest income............................................              4,254                    4,656
                                                                              ------                   ------

Interest expense:
 Deposits........................................................              2,249                    1,970
 Custodial escrow balances for
  loans serviced.................................................                ---                        3
 Borrowed money..................................................                622                      772
                                                                              ------                   ------
  Total interest expense.........................................              2,871                    2,745
                                                                              ------                   ------
 Net interest income before provision
  for loan losses................................................              1,383                    1,911
 Provision for loan losses.......................................                185                       60
                                                                              ------                   ------
 Net interest income after provision
  for loan losses................................................              1,198                    1,851
                                                                              ------                   ------

Non-interest income:
 Purchased mortgage servicing income, net........................                112                      102
 Mortgage banking................................................                307                      147
 Gain on sale of loans receivable, discounted loans receivable, securities available for sale, mortgage-backed securities,
  and foreclosed real estate.....................................                676                      381
 Fees for other customer services................................                172                       94
 Data processing.................................................              3,080                    2,605
 Other...........................................................                243                       32
                                                                              ------                   ------
Total non-interest income........................................              4,590                    3,361
                                                                              ------                   ------

Non-interest expense:
 Compensation and benefits.......................................              2,105                    2,273
 Occupancy and equipment.........................................              1,367                    1,090
 Federal deposit insurance premiums..............................                 28                       22
 Data processing cost of services................................                838                      439
 Other general and administrative fees...........................                882                    1,011
 Amortization of goodwill........................................                 25                       27
                                                                              ------                   ------
Total non-interest expense.......................................              5,245                    4,862
                                                                              ------                   ------

Earnings before provision for income tax  expense................                543                      350
Income tax expense...............................................                157                       93
                                                                              ------                   ------

 Net earnings....................................................                386                      257
                                                                              ======                   ======

Basic earnings per share.........................................             $  .79                   $  .54
                                                                              ======                   ======

Diluted earnings per share.......................................             $  .74                   $  .51
                                                                              ======                   ======

See notes to accompanying unaudited consolidated financial statements

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                            (Dollars in thousands)

                                                     For the Three Months Ended March 31,
                                                                 1998    1997
                                                                ------  ------

Net Income...........................................           $ 386   $ 257

Other Comprehensive Income:
 Unrealized gains on available-for sale securities:
  Unrealized holding gains (losses) arising
   during period, net of tax (expense)/benefit of
   (30,000) in 1998 and 24,000 in 1997................             49     (40)

Less reclassification adjustment for gains included
 in net income net of tax benefit of 11,000 in 1998..             (17)    ---
                                                                -----   -----

Other comprehensive income...........................              32     (40)
                                                                -----   -----

Comprehensive income.................................           $ 418   $ 217
                                                                =====   =====


                      ARGO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                    ACCUMULATED      COMMON
                                                    COMMON  ADDITIONAL                    OTHER       STOCK     STOCK          TOTAL
                                                     STOCK     PAID-IN  RETAINED  COMPREHENSIVE    ACQUIRED  ACQUIRED  STOCKHOLDERS'
                                                   CLASS A     CAPITAL  EARNINGS         INCOME     BY ESOP    BY MRP         EQUITY
                                                   ---------------------------------------------------------------------------------

Three months ended March 31, 1997
---------------------------------
Balance at December 31, 1996.....................    $   4       7,382     9,444             12        (117)     (165)       16,560

Net income.......................................      ---         ---       257            ---         ---       ---           257

Proceeds from issuance of stock..................        1         399       ---            ---         ---       ---           400

Other comprehensive income, net of tax...........      ---         ---       ---            (40)        ---       ---           (40)

Principal payments on ESOP loan..................      ---         ---       ---            ---          15       ---            15

Amortization of purchase price of MRP stock......      ---         ---       ---            ---         ---        27            27

Proceeds from exercise of stock options..........      ---         494       ---            ---         ---       ---           494

Tax benefits of stock options....................      ---         193       ---            ---         ---       ---           193

Fair value adjustment for committed ESOP shares..      ---          11       ---            ---         ---       ---            11

Cash dividends...................................      ---         ---       (86)           ---         ---       ---           (86)
                                                     -----       -----    ------         ------      ------  --------        ------

Balance at March 31, 1997........................    $   5       8,479     9,615            (28)       (102)     (138)       17,831
                                                     =====       =====    ======         ======      ======  ========        ======
Three months ended March 31, 1998
-------------------------------------------------
Balance at December 31, 1997.....................    $   5       8,570     9,915            (33)        (57)     (296)       18,104

Net income.......................................      ---         ---       386            ---         ---       ---           386

Other comprehensive income, net of tax...........      ---         ---       ---             32         ---       ---            32

Principal payments on ESOP loan..................      ---         ---       ---            ---          15       ---            15

Amortization of purchase price of MRP stock......      ---         ---       ---            ---         ---         3             3

Proceeds from exercise of stock options..........      ---         116       ---            ---         ---       ---           116

Tax benefits of stock options....................      ---          39       ---            ---         ---       ---            39

Fair value adjustment for committed ESOP shares..      ---          12       ---            ---         ---       ---            12

Cash dividends...................................      ---         ---       (79)           ---         ---       ---           (79)
                                                     -----       -----    ------         ------      ------  --------        ------

Balance at March 31, 1998........................    $   5       8,737    10,222             (1)        (42)     (293)       18,628
                                                     =====       =====    ======         ======      ======  ========        ======
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   (Dollars in Thousands)
                                                                                                Three Months Ended March 31,
                                                                                                     1998           1997
                                                                                                     ----           ----
                                                                                                        (Unaudited)
Cash flows from operating activities:
 Net income...........................................................................           $    386       $    257
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation.......................................................................                591            484
   Accretion of discounts and deferred loan fees......................................                (66)          (227)
   Provision for loan losses..........................................................                185             60
 (Gain) loss on sale of:
   Securities available for sale......................................................               (165)           (83)
   Loans receivable...................................................................                  9             (3)
   Discounted loans receivable........................................................               (541)          (250)
   Foreclosed real estate.............................................................                 21            (46)
 Loans originated and purchased for sale..............................................                ---         (7,419)
 Proceeds from sale of loans receivable...............................................             12,459          3,485
 Proceeds from sale of discounted loans receivable....................................              5,400          1,741
 Amortization of goodwill.............................................................                 25             27
 (Increase) decrease in purchased mortgage servicing rights...........................                (74)            44
 Amortization of purchase price of MRP and ESOP stock.................................                 18             42
 Recognition of fair value of ESOP shares scheduled to be released....................                 12             11
 (Increase) decrease in accrued interest receivable, prepaid
   expenses, and other assets.........................................................                437            477
 Increase (decrease) in accrued interest payable and other liabilities................                 64          1,158
                                                                                                 --------       --------
   Net cash provided by (used in) operating activities................................             18,761           (226)
                                                                                                 --------       --------
 Cash flows from investing activities:
 Loans originated and purchased for portfolio.........................................            (23,621)       (27,940)
 Discounted loans receivable purchased................................................               (178)        (8,529)
 Principal repayments on:
  Loans receivable and discounted loans receivable....................................             14,582         11,625
  Mortgage-backed securities..........................................................                 53             93
 Proceeds from sale of:
   Foreclosed real estate.............................................................              1,014            540
   Securities available for sale......................................................              3,129            722
 Purchase of:
   Securities available for sale......................................................             (3,342)        (1,570)
   Premises and equipment.............................................................               (254)          (489)
   Loan servicing rights..............................................................                ---         (1,570)
                                                                                                 --------       --------
Net cash provided by (used in) investing activities...................................             (8,617)       (27,118)
                                                                                                 --------       --------
 Cash flows from financing activities:
   Net increase (decrease) in deposits................................................              7,363         12,116
   Proceeds from borrowed funds.......................................................              5,650         43,014
   Repayment of borrowed funds........................................................            (11,296)       (35,971)
   Proceeds from exercise of stock options............................................                116            893
   Dividends paid.....................................................................                (79)           (86)
   Net increase (decrease) in advance payments by borrowers for taxes and insurance...                722            (11)
   Net increase (decrease) in custodial escrow balances for loans serviced............               (818)         2,957
                                                                                                 --------       --------
    Net cash provided by financing activities.........................................              1,658         22,912
                                                                                                 --------       --------
   Net increase (decrease) in cash and cash equivalents...............................             11,802         (4,432)
 Cash and cash equivalents at beginning of period.....................................              8,677         13,276
                                                                                                 --------       --------
 Cash and cash equivalents at end of period...........................................           $ 20,479       $  8,844
                                                                                                 ========       ========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest expense.....................................................................           $  2,805       $  2,716
 Income taxes.........................................................................           $    ---       $    ---
Non-cash investing activity - transfer of loans to foreclosed real estate.............           $  1,117       $  1,035
                                                                                                 ========       ========

See accompanying notes to unaudited consolidated financial statements.

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals, considered necessary for fair presentation have been included. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

NOTE B - STOCK BENEFIT PLANS

The Savings Bank adopted the Argo Federal Savings 401(k) Plan ("Plan") effective October 1, 1988, for the exclusive benefit of eligible employees of the Savings Bank. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least 1,000 hours of service within a twelve (12) consecutive month period and are age twenty-one (21) or older. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 12.0% are made at the Savings Bank's discretion each Plan year. The Savings Bank made contributions of $17,000 and $21,000, to the Plan for the three months ended March 31, 1998, and 1997. The Plan also provides benefits in the event of death, disability, or other termination of employment.

On-Line has a 401(k) Plan covering all employees who have completed one or more years of service. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 6.0% of participant contributions are made at On-Line's discretion each year. On-Line contributions totaled $13,000 for both three-month periods ended March 31, 1998, and 1997, respectively.

In conformity with Internal Revenue Service (IRS) rules governing separate lines of business, the 401(k) Plan for On-Line will continue to be operated separately from the 401(k) Plan for the Savings Bank.

In connection with the Merger Conversion, Argo Savings formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP borrowed funds from an unrelated third party lender in the amount of $60,180 in order to purchase 7.0% of the Common Stock to be issued in the Merger Conversion (5,233 shares at $11.50 per share). The ESOP has subsequently borrowed additional funds from the same third party lender in the amount of $245,000 in order to purchase additional shares. The ESOP has purchased an additional 13,020 shares at an average price of $18.79 per share. Argo Savings will make scheduled discretionary cash contributions to the ESOP sufficient to service the amounts borrowed. The unpaid balance of the ESOP loan has been included in borrowed funds on the unaudited consolidated statement of condition and stockholders' equity has been reduced by a similar amount. Contributions of $16,000 and $17,000 were made to the ESOP to fund principal and interest for the three months ended March 31, 1998, and 1997, respectively.

The Savings Bank records the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP as a charge to additional paid-in-capital with the corresponding increase or decrease to compensation expense. Additional paid in capital increased by $12,000 for the three months ended March 31, 1998.

On-Line does not offer an ESOP for On-Line employees. On-Line employees are not eligible for participation under the Savings Bank's ESOP.

The Board of Directors of Argo Bancorp formed a new MRP effective September 1, 1996, which purchased 12,500 shares of Argo Bancorp stock on September 24, 1996, for $115,000. During the year ended December 31, 1997, the Company sold 4,652 shares held by the Argo Bancorp MRP for $181,000 reducing the total shares held by the plan to 7,848. Under this plan, employees in key management positions with Argo Bancorp and all its subsidiaries are eligible for participation. No shares were awarded during the three months ended March 31, 1998. During the three months ended March 31, 1997, 1,575 share were awarded to certain key On-Line employees. Amortization expense totaled $3,000 for each three month period ended March 31, 1998, and 1997, respectively.

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

On April 26, 1995, an amendment to the MRP was approved, which increased the amount of shares available to be awarded under the MRP to 24,498. An additional 3,797 and 1,907 shares were purchased in 1996 and 1995, respectively, under the MRP. During the year ended December 31, 1997, the Company sold 5,604 shares held by the plan for $219,000, reducing the total shares held by the plan to one hundred (100). Employees earn the awards over a three-year period. Once awarded the aggregate purchase price of the shares will be amortized to expense as a portion of annual compensation as the employees become vested in their stock awards and the amortized cost is reflected as a reduction of stockholders' equity. No shares were awarded or vested during the three-months ended March 31, 1998. Amortization expense totaled $24,000 for the three months ended March 31, 1997.

Argo Bancorp's Board of Directors adopted the 1991 Stock Option and Incentive Plan (the 1991 Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 107,450 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of incentive stock options to be granted to full-time employees of Argo Bancorp and its subsidiaries from time to time. Argo Bancorp awarded all 107,450 options under the 1991 Stock Option Plan. The exercise price for the options awarded was equal to the fair market value of the common stock at the date of grant. To date there have been 61,898 options exercised and 8,060 options of which were exercised during the three months ended March 31, 1998. At March 31, 1998, options to purchase 45,552 shares were outstanding.

Argo Bancorp's Board of Directors adopted the Non-Qualified Stock Option Plan for Non-Employee Directors (Non-Qualified Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 107,450 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of non-incentive stock options to be granted to non-employee directors of the Corporation and its subsidiaries from time to time. At March 31, 1998, Argo Bancorp has awarded 62,100 options for shares under the Non-Qualified Stock Option Plan. To date, options to acquire 13,200 shares have been exercised. No options were exercised during the three months ended March 31, 1998. The exercise price for the options awarded was equal to the fair market value of the common stock at the date of grant. At March 31, 1998, options to purchase 48,900 shares were outstanding under the Non-Qualified Stock Option Plan.

On-Line does not offer a stock option plan for On-Line employees. On-Line employees are not eligible for participation under Argo Bancorp's Stock Option Plan.

NOTE C - REGULATORY CAPITAL

Pursuant to the Office of Thrift Supervision ("OTS") regulations, savings institutions must meet three separate minimum capital-to-assets requirements:
(1) a risk-based capital requirement of 8.0% of risk-weighted assets, (2) a leverage ratio of 3.0% core capital to total adjusted assets, and (3) a tangible capital requirement of 1.5% tangible core capital to total assets. Although the minimum capital requirement is 3.0%, the OTS Regulations provide that an institution with less than 4.0% core capital is deemed to be "under-capitalized." The following table summarizes, as of March 31, 1998, Argo Savings' capital requirements under OTS regulations and its actual capital ratios at that date:


                 REQUIRED       ACTUAL    REQUIRED     ACTUAL     EXCESS
                  CAPITAL      CAPITAL     CAPITAL    CAPITAL    CAPITAL
               PERCENTAGE   PERCENTAGE     BALANCE    BALANCE    BALANCE
              -----------  -----------    --------    -------    -------
                             (Dollars in Thousands)

Risk-based           8.0%       11.90%      $9,833    $14,622    $ 4,789
Core                 3.0         6.10        6,682     13,596      6,914
Tangible             1.5         6.10        3,341     13,596     10,255


NOTE D - EARNINGS PER SHARE

Basic earnings per share is based on a weighted average number of shares of outstanding of 490,905 and 472,388 for the three months ended March 31, 1998, and 1997, respectively. Diluted earnings per share for the three months ended March 31, 1998, and 1997, is based upon a weighted average number of shares outstanding of 522,352 and 505,443, respectively.


                                                     Three months ended
                                                          March 31,
                                                    --------------------
                                                      1998        1997
                                                    ---------  ---------

Net Income........................................   $386,000   $257,000
                                                     ========   ========

Weighted average common shares outstanding........    490,905    472,388

Basic earnings per shares.........................   $    .79   $    .54
                                                     ========   ========

Total weighted average common shares outstanding..    490,905    472,388

Additional dilutive shares........................     31,447     33,055
                                                     --------   --------

Total weighted average common shares and
 Equivalents outstanding for diluted computation..    522,352    505,443
                                                     ========   ========

Diluted earnings per share........................   $    .74   $    .51
                                                     ========   ========

 NOTE E - COMMITMENTS AND CONTINGENCIES

 At March 31, 1998, Argo Savings had loan commitments totaling $5.8 million and $14.5 million in unused lines of credit. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to Argo Savings' normal credit policies. Argo Savings also had community reinvestment act ("CRA") investment commitments outstanding of $3.2 million.

                               ARGO BANCORP, INC.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

In addition to historical information, this Annual Report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost o funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

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

Argo Savings operates one (1) wholly-owned service corporation subsidiary. Dolton-Riverdale Savings Service Corporation is a wholly-owned subsidiary that offers life insurance annuities to the customer base of Argo Savings. Argo Savings also has two (2) operating subsidiaries, Argo Mortgage Corporation and Margo Financial Services LLC. Argo Mortgage Corporation is a wholly-owned operating subsidiary, which engages in mortgage brokerage activities that focus on purchase and sale of mortgage loans into the secondary market. Margo Financial Services LLC is a majority owned operating subsidiary, which was incorporated and fully operational on August 20, 1996. The activities of Margo relate to the origination, investment, sale and servicing of mortgage loans.

Argo Savings' results of operations are dependent primarily on net interest income, representing the difference between the interest income earned on its loans, mortgage-backed securities, investment securities and interest-earning deposits and its cost of funds, consisting of the interest paid on its deposits, escrows and borrowings. Argo Savings' operating results are also affected by the profit recognized on the sale of mortgage loans and to a lesser extent, the fees generated by its investment in purchased mortgage servicing rights, customer service charges and other income. Argo Savings operating expenses consist of employee compensation, occupancy expenses, federal insurance premiums, amortization of goodwill, and other general and administrative expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

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

During 1997, the Company began to focus its resources on traditional loans receivable originated through its majority-owned subsidiary, Margo, and began to reduce its portfolio of discounted loans receivable. Discounted loans receivable at March 31, 1998, totaled $21.2 million or 9.1% of total assets as compared to $55.0 million or 21.7% of total assets at March 31, 1997.

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

Financial terms of the transaction included a cash sweep to shareholders of On-Line funds on hand on the closing date, less amounts necessary to establish certain agreed-upon escrow balances, a two (2) year asset note of approximately $1,026,000, representing the closing date net book value of On-Line; a twenty-six (26) month escrow note in the amount of $460,000, representing funds held for future performance under a third party computer lease; and a structured schedule of contingent payments based on future revenues of On-Line over a seven
(7) year period. The total transaction value, including asset notes and contingent payments, will not exceed $8.9 million. During 1997, the Company asserted claims that the selling shareholders of On-Line had breached certain representations and warranties in the purchase contract. Following a series of negotiations, the selling shareholders agreed to reduce the purchase price by $1,098,000. In December 1997, the Company purchased from certain of the former shareholders their rights to 25.45% of the future contingent payment. The Company paid $172,000 for these future contingent payments. On April 28, 1998, the Company funded $479,000 for its first scheduled contingent payment to the old shareholders of On-Line. Management anticipates funding any required future payments with borrowed funds and excess funds generated from operations and, to the extent necessary, earnings and assets of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Argo Savings' primary sources of funds are deposits, proceeds from principal and interest payments on the loan and mortgage-backed securities portfolio, custodial deposit accounts related to loans serviced for others, and the sale of discounted loans receivable and newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $20.5 million at March 31, 1998.

The primary investment activity of Argo Savings is the origination and purchase of mortgage loans. During the three months ended March 31, 1998, and 1997, Argo Savings originated and purchased loans receivable and discounted loans receivable in the principal amounts of $23.8 million and $43.9 million, respectively. During the three months ended March 31, 1998, and 1997, these investing activities were primarily funded by principal repayments on loans receivable and discounted loans receivable and mortgage-backed securities of $14.6 million and $11.7 million, respectively, and the proceeds from the sale of loans receivable and discounted loans receivable, securities available for sale and foreclosed real estate of $22.0 million and $5.9 million, respectively. During the three months ended March 31, 1998, additional funding was provided by the increase in deposits of $7.0 million, partially offset by a $5.6 million decrease in borrowings. During the three months ended March 31, 1997, additional funding was provided by the increase in deposits of $12.1 million and the increase in borrowings of $7.0 million.

Argo Savings is required to maintain minimum levels of liquid assets as defined by OTS regulation. At March 31, 1998, Argo Savings liquid assets represented 6.2% of its liquidity base as compared to the required level of 4.0%. The level of liquidity maintained is believed by management to be adequate to meet the requirements of normal operations, potential deposit outflows, and the current loan demand.

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

At March 31, 1998, Argo Savings' capital exceeded all of the capital requirements of the OTS on a current and fully phased-in basis. The Savings Bank's tangible, core and risk-based capital ratios were 6.10%, 6.10%, and 11.90%, respectively.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0% multiplied by the estimated economic value of the institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12.0% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 1998, the Savings Bank met each of its capital requirements, and it is anticipated that Argo Savings will not be subject to the interest rate risk component.

CHANGES IN FINANCIAL CONDITION

Total assets increased $2.2 million to $238.5 million at March 31, 1998, from $236.3 million at December 31, 1997.

Cash and interest-earning deposits increased $11.8 million to $20.5 million at March 31, 1998, primarily due to loan sales during the three month period ended March 31, 1998.

Loans receivable and discounted loans receivable decreased $9.5 million to $175.0 million at March 31, 1998, primarily due to principal repayments of $14.6 million and the sale of $17.9 million of loans receivable and discounted loans receivable, partially offset by originations and purchases of $23.6 million in loans receivable and the purchase of $178,000 in discounted loans receivable.

Deposits increased $7.4 million to $179.8 million at March 31, 1998, from $172.5 million at December 31, 1997. The increase can be attributed to a certificate of deposit promotion that occurred during the three months ended March 31, 1998.

Borrowings decreased $5.6 million to $28.5 million at March 31, 1998, from $34.2 million at December 31, 1997. The decrease is primarily due to the increase in deposits and decreased funding needs for the purchase of seasoned loan packages.

Custodial escrow balances for loans serviced decreased $818,000 to $5.6 million at March 31, 1998, from $6.4 million at December 31, 1997. This decrease reflects normal fluctuations within these accounts. The custodial accounts pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced either for Argo Savings or on behalf of others by an independent mortgage servicing operation. The custodial accounts related to loans serviced by others are maintained at Argo Savings in both interest-bearing and non-interest bearing accounts. The custodial accounts associated with loans or purchased mortgage servicing rights serviced for Argo Savings are maintained in non-interest bearing accounts. At March 31, 1998, $5.6 million of all custodial escrow balances pertain to loans subserviced on behalf of Argo Savings for portfolio loans, servicing retained loans and purchased mortgage servicing rights.

Stockholders' equity increased $524,000 to $18.6 million at March 31, 1998, from $18.1 million at December 31, 1997. The increase was caused by the exercise of stock options for $112,000, a tax benefit of $39,000 related to the exercise of the options and net income of $386,000.

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

Argo Savings had an excess of interest sensitive liabilities that mature or reprice within one year over interest sensitive assets of $44.3 million or 19.8% of total assets at March 31, 1998. As a result of the excess of interest sensitive liabilities over interest sensitive assets, Argo Savings is "Net Liability Sensitive" which would indicate that its earnings would be negatively affected by rising interest rates. In periods of falling interest rates, however, the opposite effect on net interest income is expected.

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

THRIFT RECHARTERING LEGISLATION

The proposed legislation regarding elimination of the federal thrift charter and related issues remains pending before Congress. The Bank, whose deposits are insured by the Savings Association Insurance Fund ("SAIF"), is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the Bank Insurance Fund ("BIF") and SAIF funds will eventually merge. See Form 10-KSB for the fiscal year ended December 31, 1997, for a discussion of the proposed legislation.

ACCOUNTING DEVELOPMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires disclosure for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under current standards. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Management of the Company does not expect that the adoption of SFAS No. 131 will have a material effect on the consolidated financial statements of the Company.

The FASB has issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits," which is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement of recognition of those plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. The Company adopted SFAS No. 132 on January 1, 1998. The adoption did not have an effect on the consolidated financial statements of the Company.

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

At March 31, 1998, Argo Savings had one hundred nine (109) properties, totaling $4.3 million classified as foreclosed real estate, as compared to one hundred thirteen (113) properties totaling $4.3 million at December 31, 1997. The underlying properties on March 31, 1998, consisted primarily of single family residences. The foreclosed real estate has been written down to its estimated fair value at March 31, 1998. The total amount of loans receivable ninety (90) days or more past due at March 31, 1998, was $4.8 million or 3.15% of total loans receivable compared to $5.5 million or 3.57% of total loans on December 31, 1997. Loans ninety (90) days or more past due are primarily secured by one-to-four family residences. Total non-performing assets at March 31, 1998, totaled $9.1 million or 3.84% of total assets compared to $9.8 million or 4.14% of total assets at December 31, 1997. Excluded from these totals are $4.2 million of discounted loans ninety (90) days or more past due at March 31, 1998, and $16.6 million at March 31, 1997. Discounted loans that are often purchased with the intent to foreclose and sell the underlying property are excluded from non-performing loans.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998, AND 1997.

GENERAL

Net income for the three months ended March 31, 1998, was $386,000 or $.74 per diluted share compared to net income of $257,000 or $.51 per diluted share for the three months ended March 31, 1997. The $129,000 increase in comparable three-month earnings resulted from increases in data processing income and gain on sale of assets partially offset by a decrease in net interest income and increases in data processing cost of services and occupancy expenses.

INTEREST INCOME

Interest income for the three months ended March 31, 1998, totaled $4.3 million, as compared to $4.7 million for the comparable 1997 period. The $402,000 decrease was caused by the $2.3 million decrease in average interest-earning assets to $197.5 million for the quarter ended March 31, 1998, and the 75 basis point decrease in the weighted average yield on interest-earning assets to 8.62% for the three months ended March 31, 1998. The decrease in yield is primarily attributable to the decreased investment in discounted loans receivable, which typically have higher then market yields.

INTEREST EXPENSES

Interest expense for the three months ended March 31, 1998, totaled $2.9 million as compared to $2.7 million for the comparable 1997 period. The $126,000 increase was caused by a 32 basis point increase in the weighted average cost of interest-bearing liabilities to 5.58% for the three-months ended March 31, 1998, partially offsetting this increase was a $3.1 million decrease in the average interest bearing liabilities.

NET INTEREST INCOME

Net interest income totaled $1.2 million for the three months ended March 31, 1998, reflecting an decrease of $653,000 from the amount recorded in the comparable 1997 period. The decrease in net interest income for the three months ended March 31, 1997, resulted from a 107 basis point decrease in the effective net spread to 3.03% from 4.10% for the comparable 1997 period and a $2.3 million decrease in average interest-earning assets, partially offset by a $3.1 million decrease in average interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

A general loan loss provision of $185,000 was recorded during the three months ended March 31, 1998, as compared to $60,000 for the three months ended March 31, 1997. Management believes that loan loss provisions are adequate and will continue to monitor the mortgage portfolio and substandard assets for loss exposure.

NON-INTEREST INCOME

Non-interest income increased $1.2 million to $4.6 million for the three months ended March 31, 1998, as compared to $3.4 million for the three months ended March 31, 1997. The increase was the result of a $475,000 increase in data processing income, which was caused by increases in ancillary income at On-Line that occurred during the three months ended March 31, 1998. Also contributing to the increase was a $295,000 increase in gains on sale of loans receivable and securities available for sale, a $159,000 increase in mortgage banking income, as a result of the operations of Margo, and a $212,000 increase in other income.

NON-INTEREST EXPENSE

Non-interest expense increased $383,000 primarily due to increases in occupancy and data processing costs of services, partially offset by decreases in other general and administrative expenses and compensation. The $277,000 increase in occupancy expense was due to significant leasehold improvements at On-Line, as well as the opening of Argo Savings permanent branch location on the Westside of Chicago, Illinois during the second half of 1997. The $399,000 increase in data processing cost of services was due to significant hardware and software upgrades at On-Line. Partially offsetting these increases was a $129,000 decrease in other general and administrative expenses and a $168,000 decrease in compensation and benefits. These decreases were due to company-wide cost reduction measures.

INCOME TAX EXPENSE

The provision for income tax expense increased $64,000 to $157,000 or 28.9% of pre-tax earnings for the three months ended March 31, 1998, as compared to $93,000 or 26.5% of pre-tax earnings for the comparable period. The increase is due to the increase in pre-tax earnings and a decrease in the utilization of affordable housing tax credits.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 1997, as reported in the Company's Form 10-KSB.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Argo Bancorp and Argo Savings are not engaged in any legal proceedings of a material nature at the present time.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

     The following exhibits are incorporated herein by reference:

     (3) The Certificate of Incorporation and By-Laws.

         3.1  Certificate of Incorporation of Argo Bancorp, Inc.*
         3.2  By-Laws of Argo Bancorp, Inc.*
         11.0 Statement regarding Computation of Earnings Per Share (See Note D)
         27.0 Financial Data Schedule (filed herewith)

Reports of Form 8-K

     None.


--------------------------------------------------------------------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and filed on January 28, 1992, any amendments thereto, Registration No. 33-45222.

                                  SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ARGO BANCORP, INC.



Date: May 12, 1998                     /s/ John G. Yedinak
      ---------------                  ---------------------------------------
                                       John G. Yedinak, Chairman of the Board,
                                       President, Chief Executive Officer, and
                                       Director