Form 10-Q
period 1998-06-30
ARGO BANCORP INC /DE/
filed 1998-08-14
CIK 883502

--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998

                        Commission File Number 0-19829


                              ARGO BANCORP, INC.
                             --------------------
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       -----

The registrant had 497,644 shares outstanding as of July 31, 1998.

Transitional Small Business Disclosure Format (check one): Yes           No  X
                                                               ----         ----

--------------------------------------------------------------------------------

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                                     Index
                                     -----


Part I - Financial Information                                    Page No.
------------------------------                                    --------


Item 1  Financial Statements

        Consolidated Statements of Financial Condition as of
        June 30, 1998, (unaudited) and December 31, 1997.........      1

        Consolidated Statements of Income for the Three and Six
        Month Periods ended June 30, 1998, and 1997 (unaudited)..      2

        Consolidated Statement of Comprehensive Income for
        the Three and Six Month Periods ended June 30, 1998,
        and 1997 (unaudited).....................................      3

        Consolidated Statements of Stockholders' Equity for the
        Six Months Ended June 30, 1998, and 1997 (unaudited).....      4

        Consolidated Statements of Cash Flows for the  Six
        Months ended June 30, 1998, and 1997 (unaudited).........      5

        Notes to Consolidated Financial Statements...............      6

Item 2  Management Discussion and Analysis of Financial
        Condition and Results of Operations......................     10

Item 3  Quantitative and Qualitative Disclosures about
        Market Risk..............................................     19


Part II - Other Information
---------------------------

Item 1  Legal Proceedings........................................     19

Item 2  Changes in Securities....................................     19

Item 3  Default Upon Senior Securities...........................     19

Item 4  Submission of Matters to a Vote of Security Holders......     19

Item 5  Other Information........................................     20

Item 6  Exhibits and Reports on Form 8-K.........................     20

        Signature Page...........................................     21

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                      (Dollars in Thousands)
ASSETS:                                                  6/30/98   12/31/97
                                                         -------   --------
                                                       (Unaudited)

Cash...............................................     $  8,703   $  6,211
Interest-earning deposits..........................        9,923      2,466
FHLB of Chicago Stock..............................        1,847      3,271
Securities available-for-sale......................        4,993      4,974
Loans receivable, net..............................      183,878    153,808
Discounted loans receivable........................       17,001     30,550
Accrued interest receivable........................        1,743      1,725
Foreclosed real estate, net........................        4,179      4,251
Premises and equipment, net........................       10,712     11,235
Mortgage loan servicing rights, net................        6,349      6,706
Prepaid expenses and other assets..................       10,430     11,101
                                                        --------   --------
                                                        $259,758   $236,298
                                                        ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:

  Deposits.........................................     $201,463   $172,469
  Borrowed money...................................       28,388     34,156
  Interest-bearing custodial escrow balances
    for loans serviced.............................          ---          1
  Custodial escrow balances for loans serviced.....        5,891      6,399
  Advance payments by borrowers for taxes and
    insurance......................................          746        741
  Other liabilities................................        4,545      4,428
                                                        --------   --------
   Total liabilities...............................     $241,033   $218,194
                                                        --------   --------
Stockholders' Equity:
  Preferred stock, $0.01 par value;
    Authorized 1,000,000 shares; none issued or
    outstanding....................................          ---        ---
  Common Stock, $0.01 par value; Authorized
    9,000,000 shares; issued and outstanding
    497,644 shares.................................            5          5
  Additional paid-in capital.......................        8,750      8,570
  Retained earnings - substantially restricted.....       10,414      9,915
  Accumulated other comprehensive income (loss)....         (127)       (33)
  Common stock acquired by:
    Employee Stock Ownership Plan..................          (27)       (57)
    Management Recognition Plan....................         (290)      (296)
                                                        --------   --------
      Total stockholders' equity...................     $ 18,725   $ 18,104
                                                        ========   ========

Total Liabilities and Stockholders' Equity.........    $ 259,758  $ 236,298
                                                       =========  =========

Commitments and contingencies (Note E)


See notes to accompanying unaudited consolidated financial statements

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     For the Three Months Ended   For the Six Months Ended
(Dollars in thousands, except per share data)         06/30/98     06/30/97      06/30/98      06/30/97
=========================================================================================================
                                                                        (Unaudited)
Interest income:
 Loans receivable....................................   $3,421       $3,464       $ 6,829       $ 6,438
 Discounted loans receivable.........................      591        1,754         1,215         3,210
 Mortgage-backed securities..........................       37           76            82           156
 Interest-earning deposits...........................      258          140           435           286
                                                        ------       ------       -------       -------
  Total interest income..............................    4,307        5,434         8,561        10,090
                                                        ------       ------       -------       -------
Interest expense:
 Deposits............................................    2,334        2,154         4,583         4,124
 Custodial escrow balances for
  loans serviced.....................................      ---            2           ---             5
 Borrowed money......................................      446          924         1,068         1,695
                                                        ------       ------       -------       -------
  Total interest expense.............................    2,780        3,080         5,651         5,824
                                                        ------       ------       -------       -------
 Net interest income before provision
  for loan losses....................................    1,527        2,354         2,910         4,266
 Provision for loan losses...........................       50          ---           235            60
                                                        ------       ------       -------       -------
 Net interest income after provision
  for loan losses....................................    1,477        2,354         2,675         4,206
                                                        ------       ------       -------       -------

Non-interest income:
 Purchased mortgage servicing income, net............     (390)          67          (278)          169
 Mortgage banking....................................      354          203           661           350
 Net gain (loss) on sale of:
  Loans held for sale................................      393           28           384            31
  Discounted loans receivable........................      174         (227)          715            23
  Foreclosed real estate.............................      (70)          35           (91)           81
  Securities available-for-sale......................      153          124           318           207
 Fees for other customer services....................      187          129           359           222
 Data processing.....................................    2,940        2,904         6,020         5,509
 Other...............................................      487           34           729            66
                                                        ------       ------       -------       -------
Total non-interest income............................    4,228        3,297         8,817         6,658
                                                        ------       ------       -------       -------
Non-interest expense:
 Compensation and benefits...........................    2,240        2,256         4,345         4,529
 Occupancy and equipment.............................    1,342        1,263         2,709         2,353
 Federal deposit insurance premiums..................       28           25            56            47
 Data processing cost of services....................      883          507         1,721           946
 Other general and administrative fees...............    1,102        1,144         1,983         2,155
 Amortization of goodwill............................       26           26            51            53
                                                        ------       ------       -------       -------
Total non-interest expense...........................    5,621        5,221        10,865        10,083
                                                        ------       ------       -------       -------
Earnings before provision for income tax
 expense.............................................       84          430           627           781
Income tax expense (benefit).........................     (198)          64           (40)          157
                                                        ------       ------       -------       -------
Net earnings.........................................      282          366           667           624
                                                        ------       ------       -------       -------
Basic earnings per share.............................      .57          .76          1.35          1.31
                                                        ------       ------       -------       -------
Diluted earnings per share...........................      .53          .71          1.26          1.22
                                                        ------       ------       -------       -------

See notes to accompanying unaudited consolidated financial statements

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                       For the Three Months Ended       For the Six Months Ended
(Dollars in thousands)                                  06/30/98        06/30/97        06/30/98        06/30/97
------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Net Income...............................................  $ 282           $ 366           $ 667           $ 624

Other Comprehensive Income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising
 during period, net of tax...............................    (31)             81             103              92
                                                           -----           -----           -----           -----
Less reclassification adjustment for gains included
 in net income net of tax................................    (95)            (77)           (197)           (128)
                                                           -----           -----           -----           -----

Other comprehensive income (loss)........................   (126)              4             (94)            (36)
                                                           -----           -----           -----           -----

Comprehensive income.....................................    156             370             573             588
                                                           -----           -----           -----           -----



--------------------------------------------------------------------------------

See notes to accompanying unaudited consolidated financial statements

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                  Accumulated     Common
                                                          Additional                 Other         Stock      Stock        Total
                                                  Common   paid-in    Retained   Comprehensive   acquired   acquired   Stockholders'
                                                  Stock    Capital    earnings   Income (Loss)    by ESOP    by MRP        Equity
                                                  ----------------------------------------------------------------------------------

Six months ended June 30, 1997
-----------------------------

Balance at December 31, 1996.....................     $4       7,382     9,444              12       (117)      (165)        16,560

Net income.......................................    ---         ---       624             ---        ---        ---            624

Proceeds from issuance of stock..................      1         411       ---             ---        ---        ---            412

Other comprehensive income, net of tax...........    ---         ---       ---             (36)       ---        ---            (36)


Principal payments on ESOP loan..................    ---         ---       ---             ---         30        ---             30

Amortization of purchase price of  MRP stock.....    ---         ---       ---             ---        ---         55             55

Proceeds from exercise of stock  options.........    ---         525       ---             ---        ---        ---            525

Tax benefits of stock options....................    ---         193       ---             ---        ---        ---            193

Fair value adjustment for committed ESOP shares..    ---          23       ---             ---        ---        ---             23

Cash dividends...................................    ---         ---      (175)            ---        ---        ---           (175)

                                                  ------       -----  --------   -------------   --------   --------         ------

Balance at June 30, 1997.........................     $5       8,534     9,893             (24)       (87)      (110)        18,211
                                                  ======       =====  ========   =============   ========   ========         ======

Six-months ended June 30, 1998
------------------------------

Balance at December 31, 1997.....................     $5       8,570     9,915             (33)       (57)      (296)        18,104

Net income.......................................    ---         ---       667             ---        ---        ---            667

Other comprehensive income (loss), net of tax....    ---         ---       ---             (94)       ---        ---            (94)


Principal payments on ESOP loan..................    ---         ---       ---             ---         30        ---             30

Amortization of purchase price  of MRP stock.....    ---         ---       ---             ---        ---          6              6

Proceeds from exercise  of stock options.........    ---         116       ---             ---        ---        ---            116

Tax benefits of stock options....................    ---          39       ---             ---        ---        ---             39

Fair value adjustment for committed ESOP shares..    ---          25       ---             ---        ---        ---             25

Cash dividends...................................    ---         ---      (168)            ---        ---        ---           (168)

                                                  ------       -----  --------   -------------   --------   --------         ------

Balance at June 30, 1998.........................     $5       8,750    10,414            (127)       (27)      (290)        18,725
                                                  ======       =====  ========   =============   ========   ========         ======

------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (Dollars in Thousands)
                                                            Six Months Ended
                                                          06/30/98     06/30/97
                                                         ---------    ---------
                                                               (Unaudited)

Cash flows from operating activities:
 Net income...........................................   $     667    $     624
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation........................................       1,145        1,020
  Accretion of discounts and deferred loan fees.......        (302)        (731)
  Provision for loan losses and foreclosed real estate         265           98
 (Gain) loss on sale of:
  Securities available-for-sale.......................        (318)        (207)
  Loans receivable....................................        (384)         (31)
  Discounted loans receivable.........................        (715)         (23)
  Foreclosed real estate..............................          91          (81)
 Loans originated and purchased for sale..............         ---      (12,998)
 Proceeds from sale of loans receivable...............      18,335       27,092
 Proceeds from sale of discounted loans receivable....       7,635       14,125
 Amortization of goodwill.............................          51           53
 (Increase) decrease in purchased mortgage servicing
  rights..............................................         356       (1,476)
 Amortization of purchase price of MRP and ESOP stock.          36           85
 Recognition of fair value of ESOP shares scheduled
  to be released......................................          25           23
 FHLB Stock redemption................................       1,424          157
 (Increase) decrease in accrued interest receivable,
  prepaid expenses, and other assets..................       1,185          893
 Increase (decrease) in accrued interest payable and
  other liabilities...................................         118         (675)
                                                         ---------    ---------
  Net cash provided by (used in) operating activities.      29,614       27,948
                                                         ---------    ---------
 Cash flows from investing activities:
 Loans originated and purchased for portfolio.........     (77,738)     (45,718)
 Discounted loans receivable purchased................        (296)      (8,731)
 Principal repayments on:
  Loans receivable and discounted loans receivable.....     34,994       24,644
  Mortgage-backed securities...........................        235          333
 Proceeds from sale of:
  Foreclosed real estate..............................       1,671        1,698
  Securities available-for-sale.......................       5,271        2,079
 Purchase of:
  Securities available-for-sale.......................      (5,365)      (2,113)
  Premises and equipment..............................        (622)      (2,519)
  Net cash (paid) in purchase of subsidiary...........        (485)         ---
                                                         ---------    ---------
Net cash provided by (used in) investing activities...     (42,335)     (30,327)
                                                          ---------    ---------
 Cash flows from financing activities:
  Net increase in deposits............................      28,994       19,753
  Proceeds from borrowed funds........................      13,345       66,919
  Repayment of borrowed funds.........................     (19,113)     (87,650)
  Proceeds from exercise of stock options.............         116          937
  Dividends paid......................................        (168)        (175)
  Net increase (decrease) in advance payments by
   borrowers for taxes and insurance..................           5          857
  Net increase (decrease) in custodial escrow
   balances for loans serviced........................        (509)        (283)
                                                         ---------    ---------
   Net cash provided by financing activities..........      22,670          358
                                                         ---------    ---------
  Net increase (decrease) in cash and cash equivalents       9,949       (2,021)
 Cash and cash equivalents at beginning of period.....       8,677       13,276
                                                         ---------    ---------
 Cash and cash equivalents at end of period...........   $  18,626    $  11,255
                                                         =========    =========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest expense.....................................   $   5,405    $   5,268
 Income taxes.........................................   $     225    $      70
Non-cash investing activity - transfer of loans to
 foreclosed real estate...............................   $   1,869    $   2,130
                                                         =========    =========


See accompanying notes to unaudited consolidated financial statements.

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals, considered necessary for fair presentation have been included. The results of operations for the six-months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

The unaudited consolidated financial statements include the accounts of Argo Bancorp, Inc. ("Argo Bancorp," the "Corporation" or "Holding Company") and its wholly owned subsidiaries, On-Line Financial Services, Inc. ("On-Line"), Argo Federal Savings Bank, FSB ("Argo Savings" or "Savings Bank") and Argo Savings' wholly owned subsidiaries, Argo Mortgage Corporation, Dolton-Riverdale Savings Service Corporation ("Dolton-Riverdale Savings"), and Argo Savings' majority owned subsidiary MARGO Financial Services LLC ("MARGO"). The statements also include Argo Bancorp's majority owned limited liability company, Argo / Empire Mortgage LLC. Significant intercompany accounts and transactions have been eliminated in consolidation.

Note B - Stock Benefit Plans

The Savings Bank adopted the Argo Federal Savings 401(k) Plan ("Plan") effective October 1, 1988, for the exclusive benefit of eligible employees of the Savings Bank. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least 1,000 hours of service within a twelve (12) consecutive month period and are age twenty-one (21) or older. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 12.0% are made at the Savings Bank's discretion each Plan year. The Savings Bank made contributions of $35,000 and $41,000, to
the Plan for the six-months ended June 30, 1998, and 1997, respectively.   The
Plan also provides benefits in the event of death, disability, or other termination of employment.

On-Line has a 401(k) Plan covering all employees who have completed one or more years of service. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 6.0% of participant contributions are made at On-Line's discretion each year. On-Line contributions totaled $29,000 and $28,000 for the six-months ended June 30, 1998, and 1997, respectively.

In conformity with Internal Revenue Service (IRS) rules governing separate lines of business, the 401(k) Plan for On-Line will continue to be operated separately from the 401(k) Plan for the Savings Bank.

In connection with the Merger Conversion, Argo Savings formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP borrowed funds from an unrelated third party lender in the amount of $60,180 in order to purchase 7.0% of the Common Stock to be issued in the Merger Conversion (5,233 shares at $11.50 per share). The ESOP has subsequently borrowed additional funds from the same third party lender in the amount of $245,000 in order to purchase additional shares. As of June 30, 1998, the unpaid principal balance on the ESOP note was $27,000. The note has an interest rate of 8.25% and matures on May 27, 1999. The ESOP has purchased an additional 13,020 shares at an average price of $18.79 per share. Argo Savings will make scheduled discretionary cash contributions to the ESOP sufficient to service the amounts borrowed. The unpaid balance of the ESOP loan has been included in borrowed funds on the unaudited consolidated statement of condition and stockholders' equity has been reduced by a similar amount. Contributions of $32,000 and $34,000 were made to the ESOP to fund principal and interest for the six-months ended June 30, 1998, and 1997, respectively.

The Savings Bank records the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP as a charge to additional paid-in-capital with the corresponding increase or decrease to compensation expense. Additional paid-in-capital increased by $25,000 and $23,000 for the six-months ended June 30, 1998, and 1997, respectively.

On-Line does not offer an ESOP for On-Line employees. On-Line employees are not eligible for participation under the Savings Bank's ESOP.

The Board of Directors of Argo Bancorp formed a new Management Recognition Plan and Trust ("MRP") effective September 1, 1996, which purchased 12,500 shares of Argo Bancorp stock on September 24, 1996, for $115,000. During the year ended December 31, 1997, the Company sold 4,652 shares held by the Argo Bancorp MRP for $181,000 reducing the total shares held by the plan to 7,848. Under this plan, employees in key management positions with Argo Bancorp and all its subsidiaries are eligible for participation. No shares were awarded during the six-months ended June 30, 1998. During the six-months ended June 30, 1997, 1,575 share were awarded to certain key On-Line employees. Amortization expense totaled $6,000 for the six-month period ended June 30, 1998.

The Board of Directors of Argo Savings formed a MRP effective October 31, 1991, which purchased 6.8% or 15,400 shares, of the Corporation's authorized but unissued common stock in December 1991. In addition, Argo Savings contributed $34,385 to allow the MRP to purchase 2,990 shares in the merger conversion or on the open market. All initial MRP shares have been awarded to employees in key management positions with the Savings Bank and are fully vested.

On April 26, 1995, an amendment to the MRP was approved, which increased the amount of shares available to be awarded under the MRP to 24,498. An additional 3,797 and 1,907 shares were purchased in 1996 and 1995, respectively, under the MRP. During the year ended December 31, 1997, the Company sold 5,604 shares held by the plan for $219,000, reducing the total shares held by the plan to one hundred (100). Employees earn the awards over a three-year period. Once awarded the aggregate purchase price of the shares will be amortized to expense as a portion of annual compensation as the employees become vested in their stock awards and the amortized cost is reflected as a reduction of stockholders' equity. No shares were awarded or vested during the six-months ended June 30, 1998. Amortization expense totaled $55,000 for the six-months ended June 30, 1997.

The Board of Directors of Argo Bancorp approved a new Employee Incentive Stock Option Plan on May 20, 1998. Under this plan up to 100,000 shares may be awarded. Employees and directors of the company and its subsidiaries are eligible. As of June 30, 1998, no awards were granted under this plan.

Argo Bancorp's Board of Directors adopted the 1991 Stock Option and Incentive Plan (the 1991 Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 107,450 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of incentive stock options to be granted to full-time employees of Argo Bancorp and its subsidiaries from time to time. Argo Bancorp awarded all 107,450 options under the 1991 Stock Option Plan. The exercise price for the options awarded was equal to the fair market value of the common stock at the date of grant. To date there have been 61,898 options exercised and 8,060 of which were exercised during the six-months ended June 30, 1998. At June 30, 1998, options to purchase 45,552 shares were outstanding.

Argo Bancorp's Board of Directors adopted the Non-Qualified Stock Option Plan for Non-Employee Directors (Non-Qualified Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 107,450 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of non-incentive stock options to be granted to non-employee directors of the Corporation and its subsidiaries from time to time. At June 30, 1998, Argo Bancorp has awarded 63,100 options for shares under the Non-Qualified Stock Option Plan. To date, options to acquire 13,200 shares have been exercised. No options were exercised during the six-months ended June 30, 1998. The exercise price for the options awarded were equal to the fair market value of the common stock at the date of grant. At June 30, 1998, options to purchase 49,900 shares were outstanding under the Non-Qualified Stock Option Plan.

Note C - Regulatory Capital

Pursuant to the Office of Thrift Supervision ("OTS") regulations, savings institutions must meet three separate minimum capital-to-assets requirements:
(1) a risk-based capital requirement of 8.0% of risk-weighted assets, (2) a leverage ratio of 3.0% core capital to total adjusted assets, and (3) a tangible capital requirement of 1.5% tangible core capital to total assets. Although the minimum capital requirement is 3.0%, the OTS Regulations provide that an institution with less than 4.0% core capital is deemed to be "under-capitalized." The following table summarizes, as of June 30, 1998, Argo Savings' capital requirements under OTS regulations and its actual capital ratios at that date:

                     Required        Actual   Required    Actual      Excess
                      Capital       Capital    Capital    Capital    Capital
                   Percentage    Percentage    Balance    Balance    Balance
                   ----------    ----------    -------    -------    -------
                               (Dollars in Thousands)

Risk-based               8.0%        11.05%    $10,741    $14,838    $ 4,097
Core                     3.0          5.68       7,374     13,958      6,584
Tangible                 1.5          5.68       3,687     13,958     10,271


Note D - Earnings Per Share

Basic earnings per share for the six and three-month periods ended June 30, 1998, and 1997, is based on a weighted average number of shares outstanding of 494,293, 477,449, 497,644, and 484,020, respectively. Diluted earnings per share for the six and three-month periods ended June 30, 1998, and 1997, is based on a weighted average number of shares outstanding of 527,517, 512,510, 530,868, and 519,081, respectively.

                                                         Three Months Ended       Six Months Ended
                                                        06/30/98    06/30/97    06/30/98    06/30/97
                                                       ---------------------------------------------
Net Income.........................................    $ 282,000   $ 366,000   $ 667,000   $ 624,000
                                                       =========   =========   =========   =========
Weighted average common shares outstanding.........      497,644     484,020     494,293     477,449

Basic earnings per shares..........................    $     .57   $     .76   $    1.35   $    1.31
                                                       ---------   ---------   ---------   ---------
Total weighted average common shares outstanding...      497,644     484,020     494,293     477,449

Additional dilutive shares of stock options
 outstanding.......................................       33,224      35,061      33,224      35,061
                                                       ---------   ---------   ---------   ---------
Total weighted average common shares and
 Equivalents outstanding for diluted computation...      530,868     519,081     527,517     512,510
                                                       ---------   ---------   ---------   ---------

Diluted earnings per share.........................    $     .53    $    .71   $    1.26    $   1.22
                                                       ---------   ---------   ---------   ---------

Note E - Commitments and Contingencies

At June 30, 1998, Argo Savings had loan commitments totaling $11.3 million and $3.5 million in unused lines of credit. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to Argo Savings' normal credit policies. Argo Savings also had community reinvestment act ("CRA") investment commitments outstanding of $2.9 million.

Note F  Subsequent Events

On May 4, 1998, Argo Savings entered into an agreement to sell its Gurnee branch to CIB Bank. The transaction included the sale of $13.2 million in deposits and $149,000 in furniture, fixtures, and equipment. The sale closed on July 16, 1998, and resulted in a pre-tax gain of approximately $995,000, which will be recorded by Argo Savings in the third quarter of 1998.

                               ARGO BANCORP, INC.


                     Management Discussion and Analysis of
                 Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this Annual Report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 1997 Form 10-KSB.

General

Argo Bancorp was incorporated in August 1987, for the purpose of acquiring Argo Federal Savings Bank, FSB. Argo Bancorp was originally capitalized through the sale of 210,000 shares of common stock to three investors for total proceeds of $60,000. Argo Bancorp acquired Argo Savings on November 17, 1987 for a capital infusion of $1.1 million. On May 26, 1992, the Corporation completed a merger conversion whereby Dolton-Riverdale Savings converted from a state chartered mutual association to a federally chartered stock association and simultaneously merged with and into Argo Savings with Argo Savings as the surviving entity.
The transaction was accounted for under the pooling of interests method. There was no goodwill or other intangible assets recorded as a result of the transaction. As part of the merger conversion with Dolton-Riverdale Savings, the Corporation sold an additional 74,750 shares of common stock at an issuance price of $11.50. Net proceeds from the merger conversion were $326,000 after the deduction of the conversion expenses. The Corporation retained 50.0% of the net proceeds from the merger conversion and injected the remaining 50.0% into Argo Savings. All proceeds were used for general business uses.

Argo Bancorp is a unitary savings and loan holding company and is registered as such with the OTS. The Corporation is an active holding company with assets consisting of Argo Savings stock, On-Line stock, marketable securities, interest-earning deposits and a majority interest in Argo/Empire Mortgage LLC, a limited liability company that engages in the purchase and disposition of loans. Argo Bancorp is a Federal Housing Authority ("FHA") approved originator and servicer, a licensed Illinois mortgage banker and an approved Federal National Mortgage Association ("FNMA") servicer.

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

Argo Savings operates one (1) wholly-owned service corporation subsidiary. Dolton-Riverdale Savings is a wholly-owned subsidiary that offers life insurance annuities to the customer base of Argo Savings. Argo Savings also has two (2) operating subsidiaries, Argo Mortgage Corporation and MARGO. Argo Mortgage Corporation is a wholly-owned operating subsidiary, which engages in mortgage brokerage activities that focus on purchase and sale of mortgage loans into the secondary market. MARGO is a majority owned operating subsidiary, which was incorporated and fully operational on August 20, 1996. The activities of MARGO relate to the origination, investment, sale and servicing of mortgage loans.

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

Through activities conducted by its Argo Mortgage Corporation subsidiary, in recent years Argo Savings has acquired mortgage loans at a deep discount for which the borrowers are either not current as to principal and interest payments or there is doubt to the borrower's ability to pay in full the contractual principal and interest outstanding. In determining the amount it will bid to acquire such loans at private sales and auctions, the Company estimates the amounts it will realize through foreclosure, collection efforts, or other resolution of each loan and the length of time required to complete the collection process. Investment in these assets has resulted in higher interest yields and gains as a result of the ultimate sale of properties acquired through these purchases. During the six and three-month periods ended June 30, 1998, and 1997, the Company recorded gains / (losses) of $715,000, $23,000, $174,000, and ($227,000), respectively, on its investment in discounted loans receivable.

During 1997, the Company began to focus its resources on traditional loans receivable originated through its majority-owned subsidiary, MARGO, and began to reduce its portfolio of discounted loans receivable. Discounted loans receivable at June 30, 1998, totaled $17.0 million or 6.5% of total assets as compared to $37.3 million or 16.2% of total assets at June 30, 1997.

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

Liquidity and Capital Resources

Argo Savings' primary sources of funds are deposits, proceeds from principal and interest payments on the loan and mortgage-backed securities portfolio, custodial deposit accounts related to loans serviced for others, and the sale of discounted loans receivable and newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $18.6 million at June 30, 1998.

The primary investment activity of Argo Savings is the origination and purchase of mortgage loans. During the six-months ended June 30, 1998, and 1997, Argo Savings originated and purchased loans receivable and discounted loans receivable in the principal amounts of $78.0 million and $67.4 million, respectively. During the six-months ended June 30, 1998, and 1997, these investing activities were primarily funded by principal repayments on loans receivable and discounted loans receivable and mortgage-backed securities of $35.2 million and $25.0 million, respectively, and the proceeds from the sale of loans receivable and discounted loans receivable, securities available-for-sale and foreclosed real estate of $32.9 million and $45.0 million, respectively. During the six-month periods ended June 30, 1998, and 1997, additional funding was provided by the increase in deposits of $29.0 million and $19.8 million, respectively, partially offset by decreases in borrowings of $5.8 million and $20.7 million for the six and three-month periods, respectively.

Argo Savings is required to maintain minimum levels of liquid assets as defined by OTS regulation. At June 30, 1998, Argo Savings liquid assets represented 6.66% of its liquidity base as compared to the required level of 4.0%. The level of liquidity maintained is believed by management to be adequate to meet the requirements of normal operations, potential deposit outflows, and the current loan demand.

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

At June 30, 1998, Argo Savings' capital exceeded all of the capital requirements of the OTS on a current and fully phased-in basis. The Savings Bank's tangible, core and risk-based capital ratios were 5.68%, 5.68%, and 11.05%, respectively. The Savings Bank is considered well-capitalized under OTS prompt corrective action.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical two hundred (200) basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0% multiplied by the estimated economic value of the institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12.0% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At June 30, 1998, the Savings Bank met each of its capital requirements, and it is anticipated that Argo Savings will not be subject to the interest rate risk component.

Changes in Financial Condition

Total assets increased $23.5 million to $259.8 million at June 30, 1998, from $236.3 million at December 31, 1997.

Cash and interest-earning deposits increased $9.9 million to $18.6 million at June 30, 1998, primarily due to cash received from a loan sale at the end of June 1998.

Loans receivable and discounted loans receivable increased $16.5 million to $200.9 million at June 30, 1998, due to origination and purchase of $78.0 million of loans, and discount accretion of $305,000, partially offset by principal repayments of $35.0 million, the sale of $24.9 million of loans receivable and discounted loans receivable, and the transfer of $1.9 million of loans and discounted loans receivable to foreclosed real estate.

Deposits increased $29.0 million to $201.5 million at June 30, 1998, from $172.5 million at December 31, 1997. The increase can primarily be attributed to an aggressive marketing effort during the first six-months of 1998, aimed at attracting a larger customer base and interest credited of $4.3 million for the six-months ended June 30, 1998. Brokered deposits at June 30, 1998, totaled $5.0 million and had a weighted average maturity of one (1) year.

Borrowings decreased $5.8 million to $28.4 million at June 30, 1998, from $34.2 million at December 31, 1997. The decrease in advances was due to the significant increase in deposits during the six-months ended June 30, 1998.

Custodial escrow balances for loans serviced decreased $509,000 to $5.9 million at June 30, 1998, from $6.4 million at December 31, 1997. This decrease reflects normal fluctuations within these accounts. The custodial accounts pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced either for Argo Savings or on behalf of others by an independent mortgage servicing operation. The custodial accounts related to loans serviced by others are maintained at Argo Savings in both interest-bearing and non-interest bearing accounts. The custodial accounts associated with loans or purchased mortgage-servicing rights serviced for Argo Savings are maintained in non-interest bearing accounts. At June 30, 1998, the entire escrow balance pertains to loans subserviced on behalf of Argo Savings for portfolio loans, servicing retained loans and purchased mortgage-servicing rights.

Stockholders' equity increased $621,000 to $18.7 million at June 30, 1998, from $18.1 million at December 31, 1997. The increase was caused by the exercise of stock options for $116,000, a $39,000 tax benefit related to the exercise of the options and net income of $667,000, partially offset by dividends paid of $168,000, and an other comprehensive loss of $94,000.

Interest Rate Risk

Argo Savings' financial objective is to reduce the sensitivity of its earnings to interest rate fluctuations by attempting to achieve a match between the interest rate sensitivity of its assets and liabilities. The major strategies Argo Savings has implemented are (i) the origination and purchase of adjustable rate loans and mortgage-backed securities; (ii) the origination of balloon mortgages;
(iii) the sale of newly originated long-term fixed rate mortgages; (iv) the investment in purchased mortgage servicing rights which provide a source of non-interest income and also act as a hedge against the decline in the value of fixed rate mortgages in a rising interest rate environment; (v) the increase of non-interest bearing custodial accounts related to the purchased mortgage servicing rights; and (vi) the control of deposit growth and maintenance of long-term deposits. The strategies listed have been implemented by Argo Savings and are monitored on a quarterly basis by management. Argo Savings does not use any derivative products to reduce its exposure to interest rate risk.

As part of its asset/liability strategy, Argo Savings' objective is to maintain the cumulative one-year hedged gap within a range of plus or minus 15.0% of total assets, which helps maintain a more stable net interest spread in various interest rate environments. The gap ratio fluctuates as a result of market conditions and management's expectations of future interest rate trends.

Argo Savings had an excess of interest sensitive liabilities that mature or reprice within one year over interest sensitive assets of $22.1 million or 9.0% of total assets at June 30, 1998. As a result of the excess of interest sensitive liabilities over interest sensitive assets, Argo Savings is "Net Liability Sensitive" which would indicate that its earnings would be negatively affected by rising interest rates. In periods of falling interest rates, however, the opposite effect on net interest income is expected.

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

Thrift Rechartering Legislation

The proposed legislation regarding elimination of the federal thrift charter and related issues remains pending before Congress. The Bank whose deposits are insured by the Savings Association Insurance Fund ("SAIF") is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the Bank Insurance Fund ("BIF") and SAIF funds will eventually merge. See Form 10-KSB for the fiscal year ended December 31, 1997, for a discussion of the proposed legislation.

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

At June 30, 1998, Argo Bancorp had one hundred four (104) properties, totaling $4.2 million classified as foreclosed real estate, as compared to one hundred thirteen (113) properties totaling $4.3 million at December 31, 1997. The underlying properties on June 30, 1998, consisted primarily of single family residences. The foreclosed real estate has been written down to its estimated fair value at June 30, 1998. The total amount of loans receivable ninety (90) days or more past due at June 30, 1998, was $5.1 million or 2.78% of total loans receivable compared to $5.5 million or 3.57% of total loans on December 31, 1997. At June 30, 1998, loans ninety (90) days or more past due totaling $5.0 million were secured by one-to-four family residences. Total non-performing assets at June 30, 1998, totaled $9.3 million or 3.58% of total assets compared to $9.8 million or 4.14% of total assets at December 31, 1997. Excluded from these totals is $3.6 million of discounted loans ninety (90) days or more past due at June 30, 1998. Discounted loans that are often purchased with the intent to foreclose and sell the underlying property are excluded from non-performing loans.

Results of Operations - Comparison of Operating Results for the Six and Three Month Periods Ended June 30, 1998, and 1997.

General

Net income for the six-months ended June 30, 1998, was $667,000 or $1.26 per diluted share compared to net income of $624,000 or $1.22 per diluted share for the six-months ended June 30, 1997. Net income for the three-months ended June 30, 1998, was $282,000 or $0.53 per diluted share as compared to $366,000 or $0.71 per diluted share for the three-months ended June 30, 1997. The $0.04 increase in diluted earnings per share during the six-month period ending June 30, 1998, is due to the $43,000 increase in net income during the period partially off-set by an increase in weighted average common shares and equivalents of 15,007. The $0.18 decrease in diluted earnings per share during the three-month period ending June 30, 1998, is due to the $84,000 decrease in net income and the increase in weighted average common shares and equivalents of 11,787.

Interest Income

Interest income for the six-months ended June 30, 1998, totaled $8.6 million, as compared to $10.1 million for the comparable 1997 period. The $1.5 million decrease was the result of a one hundred forty-three (143) basis point decrease in the weighted average yield on interest earning assets to 8.44% for the six-months ended June 30, 1998. The decrease in yield is primarily attributable to the decreased investment in discounted loans receivable, which typically have higher yields. Also contributing to the decrease was the $1.6 million decrease in average interest-earning assets.

Interest income for the three-months ended June 30, 1998, totaled $4.3 million as compared to $5.4 million for the comparable 1997 period. The $1.1 million decrease in the comparable three-month interest income was the result of the $5.9 million decrease in average interest-earning assets and the one hundred eighty-eight (188) basis point decrease in the weighted average yield. The decrease in yield is primarily attributable to the decreased investment in discounted loans receivable.

Interest Expense

Interest expense for the six-months ended June 30, 1998, totaled $5.7 million as compared to $5.8 million for the comparable 1997 period. The $173,000 decrease was the result of a $2.2 million decrease in average interest-bearing liabilities to $210.5 million for the six-months ended June 30, 1998, and an eleven (11) basis point decrease in the weighted average cost of interest-bearing liabilities to 5.37% for the six-months ended June 30, 1998.

Interest expense for the three-months ended June 30, 1998, totaled $2.8 million as compared to $3.1 million for the comparable 1997 period. The $300,000 decrease was the result of the $3.8 million decrease in average interest-bearing liabilities and the forty-six (46) basis point decrease in the weighted average cost of interest-bearing liabilities to 5.18% for the three-months ended June 30, 1998.

Net Interest Income

Net interest income totaled $2.9 million for the six-months ended June 30, 1998, reflecting a decrease of $1.4 million from the amount recorded in the comparable 1997 period. The decrease in net interest income for the six-months ended June 30, 1998, resulted from a one hundred thirty-one (131) basis point decrease in the effective net spread to 3.07% from 4.38% for the comparable 1997 period. Also contributing to the decrease was the $1.6 million decrease in average interest-earning assets. Partially offsetting this decrease was the $2.2 million decrease in the average dollar amount of interest-bearing liabilities.

Net interest income for the three-months ended June 30, 1998, was $1.5 million as compared to $2.4 million for the comparable 1997 period. The $827,000 decrease was caused by the one hunderd forty-three (143) basis point decrease in the effective net spread to 3.12% from 4.55% and the $5.9 million decrease in average interest-earning assets partially offset by the $3.8 million decrease in the average interest-bearing liabilities.

Provision for Loan Losses

A general loan loss provision of $235,000 and $50,000 was recorded during the six and three-month periods ended June 30, 1998, respectively, as compared to $60,000 for the six-months ended June 30, 1997. No provision was recorded by the Company during the three-months ended June 30, 1997. The increase in the loan loss provision for the six and three-month periods ended June 30, 1998, over the comparable 1997 periods is due to management's decision to increase lending activities in line with the Company's overall strategy to engage in more traditional banking activities. Management believes that loan loss provisions are adequate and will continue to monitor the mortgage portfolio and substandard assets for loss exposure.

Non-Interest Income

Non-interest income increased $2.2 million and $931,000 for the six and three-month periods ended June 30, 1998, respectively. The increases were the result of a $984,000 and $690,000 increase in gains on sale of loans receivable, discounted loans receivable, securities available-for-sale, mortgage backed securities, and foreclosed real estate, for the six and three-month periods, respectively. Also contributing was the $511,000 and the $36,000 increase in data processing income for the six and three-month periods, respectively. Lastly, other income also increased $663,000 and $453,000 for the six and three-month periods, respectively. The increase in other income was primarily attributable to significant increases in gains on sale of hardware and increases in other ancillary services at On-Line. Partially offsetting these increases was a $447,000 and $457,000 decrease in purchased servicing income for the six and three-month periods, as a result of a $392,000 valuation adjustment being recorded on the Company's investment in limited partnerships, which invests in mortgage loan servicing rights. At June 30, 1998, the Company had $5.7 million in such limited partnership investments.

Non-Interest Expense

Non-interest expense increased $782,000 and $400,000 for the six and three-month periods ended June 30, 1998, respectively. These increases are primarily due to increases in occupancy and data processing cost of services. Occupancy increased $356,000 and $79,000 for the six and three-month periods ended June 30, 1998, primarily due to facility improvements and equipment upgrades at both Argo Savings and On-Line. Also contributing to the increase was the opening of Argo Savings permanent branch location on the Westside of Chicago, Illinois during May 1997. The $775,000 and $376,000 increase in data processing cost of services is due to hardware and software upgrades and increased hardware costs as a result of the increased hardware sales activity at On-Line during the six and three-months periods ended June 30, 1998. Partially offsetting these increases were decreases in compensation expense and general and administrative fees during the six and three-month periods. Compensation expense decreased $184,000 and $16,000 for the six and three-month periods respectively. General and administrative expenses reflected a decrease of $172,000 and $42,000 for the six and three-month periods ended June 30, 1998. These decreases were due to company wide cost reduction measures.

Income Tax Expense

For the six and three-month periods ended June 30, 1998, the Company recorded a net income tax benefit of $40,000 and $198,000, respectively. The provision for income tax decreased $197,000 and $262,000 for the six and three-month periods respectively. The decline in the provision was primarily due to the resolution of various tax issues.

Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in market risk since December 31, 1997, as reported in the Company's Form 10-K.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Argo Bancorp and Argo Savings are not engaged in any legal proceedings of a material nature at the present time.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Default Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held May 20, 1998, with the following resolutions ratifies and approved in all respects:

I. Election of Directors: The election of Sergio Martinucci for a two (2) year term

     For: 279,880 votes 100.0%    Withheld: 42 votes 0.02%   Broker Non-votes: 0
     votes 0.0%

II. Election of Directors: The election of John G. Yedinak for a two (2) year term

     For: 279,880 votes 100.0%    Withheld: 42 votes 0.02%   Broker Non-votes: 0
     votes 0.0%

     In addition, the following directors continue in office:

     Frances M. Pitts, Secretary and Director
     Executive Vice President, Argo Bancorp, Inc.

     Donald G. Wittmer, Director
     President and Owner, Wittmer Financial Services, Ltd.

     Arthur Byrnes, Director
     President, Deltec Asset Management Corporation

III. The approval of the Argo Bancorp, Inc. 1998 Incentive Stock Option Plan

     For: 275,565 votes 98.44% Against: 142 votes 0.05% Withheld: 4,215 votes 1.51%

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits

     The following exhibits are incorporated herein by reference:

     (3)  The Certificate of Incorporation and By-Laws.

          3.1  Certificate of Incorporation of Argo Bancorp, Inc.*
          3.2  By-Laws of Argo Bancorp, Inc.**
          4.0  Stock Certificate of Argo Bancorp, Inc.*
          11.0 Statement regarding Computation of Earnings Per Share
               (See Note D)
          27.0 Financial Data Schedule (filed herewith)

B. Reports of Form 8-K

     None.


--------------------------------------------------------------------------------
* Incorporated herein by reference into this documents from Exhibits to Form S-1, Registration Statement, and filed on July 21, 1998, any amendments thereto, Registration No. 333-59435.

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


                                    ARGO BANCORP, INC.



Date: August 14, 1998               /s/ John G. Yedinak
     ----------------               ----------------------------------------
                                    John G. Yedinak, Chairman of the Board,
                                    President, Chief Executive Officer, and
                                    Director


Date: August 14, 1998               /s/ George L. Koehm
     ----------------               ----------------------------------------
                                    George L. Koehm, Interim Chief Financial
                                    Officer

                                   SIGNATURES


Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ARGO BANCORP, INC.



Date: August 14, 1998
     ----------------            ----------------------------------------
                                 John G. Yedinak, Chairman of the Board,
                                 President, Chief Executive Officer, and
                                 Director


Date: August 14, 1998
     ----------------            ----------------------------------------
                                 George L. Koehm, Interim Chief Financial
                                 Officer