Form 10-Q
period 1998-09-30
ARGO BANCORP INC /DE/
filed 1998-11-16
CIK 883502

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                        COMMISSION FILE NUMBER 0-19829


                              ARGO BANCORP, INC.
                             ---------------------
       (Exact name of small business issuer as specified in its charter)


          Delaware                                                 36-3620612
(State or other jurisdiction                                    (I R S Employer
of incorporation or organization)                                Identification


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

The registrant had 2,004,896 shares outstanding as of November 13, 1998.

Transitional Small Business Disclosure Format (check one): Yes         No   X
                                                               -----      -----

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                         PAGE NO.
------------------------------                                         --------
ITEM 1  FINANCIAL STATEMENTS (UNAUDITED)

        Consolidated Statements of Financial Condition as of
        September 30, 1998, and December 31, 1997....................       1

        Consolidated Statements of Income for the Three and Nine
        Month Periods ended September 30, 1998, and 1997.............       2

        Consolidated Statements of Comprehensive Income for
        the Three and Nine Month Periods ended September 30, 1998,
        and 1997.....................................................       3

        Consolidated Statements of Stockholders' Equity for the
        Nine Months Ended September 30, 1998, and 1997...............       4

        Consolidated Statements of Cash Flows for the  Nine
        Months ended September 30, 1998, and 1997....................       5

        Notes to Consolidated Financial Statements...................       6

Item 2  Management Discussion and Analysis of Financial
        Condition and Results of Operations..........................      10

Item 3  Quantitative and Qualitative Disclosures about Market Risk...      21

PART II - OTHER INFORMATION
-----------------------------

Item 1  Legal Proceedings............................................      21

Item 2  Changes in Securities........................................      22

Item 3  Default Upon Senior Securities...............................      22

Item 4  Submission of Matters to a Vote of Security Holders..........      22

Item 5  Other Information............................................      23

Item 6  Exhibits and Reports on Form 8-K.............................      24

        Signature Page...............................................      25

                      ARGO BANCORP, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           (Dollars in Thousands)
ASSETS:                                                                      9/30/98   12/31/97
                                                                             -------   --------
Cash......................................................................   $  9,509    $  6,211
Interest-earning deposits.................................................      2,373       2,466
FHLB of Chicago Stock.....................................................      1,847       3,271
Securities available-for-sale.............................................      5,273       4,974
Loans receivable, net.....................................................    185,679     153,808
Discounted loans receivable...............................................     13,584      30,550
Accrued interest receivable...............................................      1,803       1,725
Foreclosed real estate, net...............................................      4,168       4,251
Premises and equipment, net...............................................     10,924      11,235
Mortgage loan servicing rights, net.......................................      4,998       6,706
Prepaid expenses and other assets.........................................     11,517      11,101
                                                                             --------    --------
                                                                             $251,675    $236,298
                                                                             ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Deposits................................................................   $192,101    $172,469
  Borrowed money..........................................................     28,969      34,156
  Interest-bearing custodial escrow balances
    for loans serviced....................................................        ---           1
  Custodial escrow balances for loans serviced............................      5,709       6,399
  Advance payments by borrowers for taxes and insurance...................      1,240         741
  Other liabilities.......................................................      5,131       4,428
                                                                             --------    --------
    Total liabilities.....................................................   $233,150    $218,194
                                                                             --------    --------

Stockholders' Equity:
  Preferred stock, $0.01 par value;
    Authorized 1,000,000 shares; none issued or outstanding...............        ---         ---
  Common Stock, $0.01 par value; Authorized 9,000,000
   shares; issued and outstanding 2,004,896 and  1,990,576, respectively..         20           5
  Additional paid-in capital..............................................      8,818       8,570
  Retained earnings - substantially restricted............................     10,283       9,915
  Accumulated other comprehensive (loss)..................................       (297)        (33)
  Common stock acquired by:
    Employee Stock Ownership Plan.........................................        (12)        (57)
    Management Recognition Plan...........................................       (287)       (296)
                                                                             --------    --------
      Total stockholders' equity..........................................   $ 18,525    $ 18,104
                                                                             ========    ========

Total Liabilities and Stockholders' Equity................................   $251,675    $236,298
                                                                             ========    ========

Commitments and contingencies (Note E)

See notes to accompanying unaudited consolidated financial statements

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            For the Three Months Ended  For the Nine Months Ended
(Dollars in thousands, except per share data)                    09/30/98      09/30/97     09/30/98    09/30/97
=====================================================================================================================
                                                                                     (Unaudited)
Interest income:
 Loans receivable..................................................  $ 3,628    $3,075   $10,458   $ 9,513
 Discounted loans receivable.......................................      618       658     1,833     3,868
 Mortgage-backed securities........................................       32        72       113       228
 Interest-earning deposits.........................................      229       160       664       446
                                                                     -------    ------   -------   -------
  Total interest income............................................    4,507     3,965    13,068    14,055
                                                                     -------    ------   -------   -------

Interest expense:
 Deposits..........................................................    2,367     2,222     6,950     6,345
 Custodial escrow balances for
  loans serviced...................................................      ---         2       ---         7
 Borrowed money....................................................      530       512     1,598     2,208
                                                                     -------    ------   -------   -------
  Total interest expense...........................................    2,897     2,736     8,548     8,560
                                                                     -------    ------   -------   -------
 Net interest income before provision
  for loan losses..................................................    1,610     1,229     4,520     5,495
 Provision for loan losses.........................................       60       ---       295        60
                                                                     -------    ------   -------   -------
 Net interest income after provision
  for loan losses..................................................    1,550     1,229     4,225     5,435
                                                                     -------    ------   -------   -------

Non-interest income:
 Purchased mortgage servicing income (loss), net...................   (1,259)      101    (1,536)      270
 Mortgage banking..................................................      332       173       993       522
 Net gain (loss) on sale of:.......................................
     Branch........................................................      989         -       989         -
  Loans held for sale..............................................      156       174       540       207
  Discounted loans receivable......................................      115        34       830        57
  Foreclosed real estate...........................................       (6)       (6)      (97)       74
  Securities available-for-sale....................................       32       220       350       427
 Fees for other customer services..................................      157       112       516       335
 Data processing...................................................    3,712     2,880     9,732     8,389
 Other.............................................................      221       578       949       644
                                                                     -------    ------   -------   -------
Total non-interest income..........................................    4,449     4,266    13,266    10,925
                                                                     -------    ------   -------   -------

Non-interest expense:
 Compensation and benefits.........................................    2,182     1,913     6,527     6,443
 Occupancy and equipment...........................................    1,393     1,273     4,102     3,626
 Federal deposit insurance premiums................................       26        27        82        74
 Data processing cost of services..................................    1,029     1,025     2,750     1,972
 Other general and administrative expenses.........................    1,356     1,297     3,340     3,452
 Amortization of goodwill..........................................       26        26        77        78
                                                                     -------    ------   -------   -------
Total non-interest expense.........................................    6,012     5,561    16,878    15,645
                                                                     -------    ------   -------   -------

Earnings (loss) before provision for income tax expense (benefit)..      (13)      (66)      613       715
Income tax expense (benefit).......................................       28       (78)      (13)       79
                                                                     -------    ------   -------   -------

 Net earnings (loss)...............................................      (41)       12       626       636
                                                                     -------    ------   -------   -------

Basic earnings (loss)  per share...................................     (.02)      .01       .32       .33
                                                                     -------    ------   -------   -------

Diluted earnings (loss) per share..................................     (.02)      .01       .30       .31
                                                                     -------    ------   -------   -------

See notes to accompanying unaudited consolidated financial statements

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                            For the Three Months Ended  For the Nine Months Ended
(Dollars in thousands)                                           09/30/98     09/30/97     09/30/98    09/30/97
=================================================================================================================
                                                                                     (Unaudited)
Net Income  (Loss)...................................            $ (41)       $  12        $ 626       $ 636
Other Comprehensive Income:
Unrealized holding gains (losses) arising
 during period, net of tax...........................             (150)         116          (47)        209
                                                                 -----        -----        -----       -----

Less reclassification adjustment for gains included
 in net income net of tax............................              (20)        (136)        (217)       (265)
                                                                 -----        -----        -----       -----

Other comprehensive (loss)...........................             (170)         (20)        (264)        (56)
                                                                 -----        -----        -----       -----

Comprehensive income (loss)..........................             (211)          (8)         362         580
                                                                 -----        -----        -----       -----




-------------------------------------------------------------------------------

See notes to accompanying unaudited consolidated financial statements

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)

                                                                        Accumulated     Common     Common
                                                Additional                 Other         Stock     Stock         Total
                                       Common    paid-in    Retained   Comprehensive   acquired   acquired   Stockholders'
                                       Stock     Capital    earnings   Income (Loss)    by ESOP    by MRP        Equity
                                      --------  ----------  ---------  --------------  ---------  ---------  ------------
Nine months ended September 30, 1997
------------------------------------

Balance at December 31, 1996..          $ 4      $7,382      $ 9,444        $  12      ($117)     ($165)        $16,560

Net income....................          ---         ---          636          ---        ---        ---             636

Proceeds from issuance of
 stock........................            1         411          ---          ---        ---        ---             412

Other comprehensive income
 (loss), net of tax...........          ---         ---          ---          (56)       ---        ---             (56)

Principal payments on ESOP
 loan.........................          ---         ---          ---          ---         45        ---              45

Purchase of MRP Stock.........          ---         ---          ---          ---        ---       (486)           (486)

Amortization of purchase
 price of  MRP stock..........          ---         ---          ---          ---        ---          9               9

Proceeds from exercise of
 stock  options...............          ---         525          ---          ---        ---        ---             525

Tax benefit of stock options
 exercised....................          ---         193          ---          ---        ---        ---             193

Fair value adjustment for
 committed ESOP shares........          ---          34          ---          ---        ---        ---              34

Cash dividends................          ---         ---         (263)         ---        ---        ---            (263)
                                        ---       -----       ------         ----        ---       ----         -------

Balance at September 30, 1997.          $ 5       8,545        9,817          (44)       (72)      (642)         17,609
                                        ===       =====       ======         ====        ===       ====         =======

Nine-months ended September 30, 1998
------------------------------------

Balance at December 31, 1997..          $ 5       8,570        9,915          (33)       (57)      (296)         18,104

Net income....................          ---         ---          626          ---        ---        ---             626

Proceeds from the issuance of
 stock........................           15          17          ---          ---        ---        ---              32

Other comprehensive income
 (loss), net of tax...........          ---         ---          ---         (264)       ---        ---            (264)

Principal payments on ESOP
 loan.........................          ---         ---          ---          ---         45        ---              45

Amortization of purchase
 price  of MRP stock..........          ---         ---          ---          ---        ---          9               9

Proceeds from exercise  of
 stock options................          ---         155          ---          ---        ---        ---             155

Tax benefit of stock options
 exercised....................          ---          39          ---          ---        ---        ---              39

Fair value adjustment for
 committed ESOP shares........          ---          37          ---          ---        ---        ---              37

Cash dividends................          ---         ---         (258)         ---        ---        ---            (258)
                                        ---       -----       ------         ----        ---       ----         -------

Balance at September 30, 1998.          $20       8,818       10,283         (297)       (12)      (287)         18,525
                                        ===       =====       ======         ====        ===       ====         =======

See accompanying notes to unaudited consolidated financial statements.

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       (Dollars in Thousands)
                                                                                         Nine Months Ended
                                                                                       09/30/98     09/30/97
                                                                                      ---------    ---------
                                                                                           (Unaudited)
Cash flows from operating activities:
 Net income.........................................................................  $     626    $     636
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation......................................................................      1,718        1,604
  Accretion of discounts and deferred loan fees.....................................       (513)        (852)
  Provision for loan losses and foreclosed real estate..............................        335           98
 (Gain) loss on sale of:
  Securities available-for-sale.....................................................       (350)        (427)
  Loans receivable..................................................................       (540)        (207)
  Discounted loans receivable.......................................................       (830)         (57)
  Foreclosed real estate............................................................         97          (74)
     Other..........................................................................        616          ---
 Loans originated and purchased for sale............................................        ---      (14,428)
 Proceeds from sale of loans receivable.............................................     26,265       39,880
 Proceeds from sale of discounted loans receivable..................................      9,969       14,736
 Gain on sale of branch.............................................................        989          ---
 Proceeds from PMSR sale............................................................        135          ---
 Amortization of goodwill...........................................................         77           78
 Decrease in purchased mortgage servicing rights....................................        166          136
 Amortization of purchase price of MRP and ESOP stock...............................         54           54
 Recognition of fair value of ESOP shares scheduled to be released..................         37           34
 FHLB stock redemption..............................................................      1,424          157
 Decrease in accrued interest receivable, prepaid  expenses, and other assets.......        132        1,329
 Increase (decrease) in accrued interest payable and other liabilities..............        705       (1,228)
                                                                                      ---------    ---------
  Net cash provided by operating activities.........................................     41,112       41,469
                                                                                      ---------    ---------
 Cash flows from investing activities:
 Loans originated and purchased for portfolio.......................................   (108,848)     (63,780)
 Discounted loans receivable purchased..............................................       (444)      (8,947)
 Principal repayments on:
 Loans receivable and discounted loans receivable...................................     57,451       36,806
 Mortgage-backed securities.........................................................        602          713
 Proceeds from sale of:
  Foreclosed real estate............................................................      2,241        2,704
  Mortgage-backed securities........................................................        374          ---
  Premises and equipment............................................................        169          ---
  Securities available-for-sale.....................................................      5,526        4,074
     Proceeds from liquidating dividend.............................................        ---           67
 Purchase of:
  Securities available-for-sale.....................................................     (6,882)      (4,678)
  Premises and equipment............................................................     (1,576)      (3,259)
  Loan Servicing Rights.............................................................       (197)      (1,617)
  Net cash (paid) in purchase of subsidiary.........................................       (503)        (486)
                                                                                      ---------    ---------
Net cash used in investing activities...............................................    (52,087)     (38,403)
                                                                                      ---------    ---------
 Cash flows from financing activities:
  Net increase in deposits..........................................................     19,631       18,521
  Proceeds from borrowed funds......................................................     21,473       76,392
  Repayment of borrowed funds.......................................................    (26,660)     (96,647)
  Proceeds from stock issuance......................................................         32          412
  Proceeds from exercise of stock options...........................................        155          525
  Dividends paid....................................................................       (258)        (263)
  Net increase in advance payments by borrowers for taxes and insurance.............        498          520
  Net increase (decrease) in custodial escrow balances for loans serviced...........       (691)       1,135
                                                                                      ---------    ---------
   Net cash provided by financing activities........................................     14,180          595
                                                                                      ---------    ---------
  Net increase in cash and cash equivalents.........................................      3,205        3,661
 Cash and cash equivalents at beginning of period...................................      8,677       13,276
                                                                                      ---------    ---------
 Cash and cash equivalents at end of period.........................................  $  11,882    $  16,937
                                                                                      =========    =========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest expense...................................................................  $   8,002    $   8,487
 Income taxes.......................................................................  $     415    $      80
Non-cash investing activity - transfer of loans to foreclosed real estate...........  $   2,476    $   3,141
                                                                                      =========    =========
See accompanying notes to unaudited consolidated financial statements.

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals, considered necessary for fair presentation have been included. The results of operations for the nine-months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

The unaudited consolidated financial statements include the accounts of Argo Bancorp, Inc. ("Argo Bancorp," the "Company" or "Holding Company") and its wholly owned subsidiaries, On-Line Financial Services, Inc. ("On-Line"), Argo Federal Savings Bank, FSB ("Argo Savings," "Savings Bank" or "the Bank") and Argo Savings' wholly owned subsidiaries, Argo Mortgage Corporation, Dolton-Riverdale Savings Service Corporation ("Dolton-Riverdale Savings"), and Argo Savings' majority owned subsidiary MARGO Financial Services LLC ("MARGO"). The statements also include Argo Bancorp's majority owned limited liability company, Argo/Empire Mortgage LLC. Significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE B - STOCK BENEFIT PLANS

The Savings Bank adopted the Argo Federal Savings 401(k) Plan ("Plan") effective October 1, 1988, for the exclusive benefit of eligible employees of the Savings Bank. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least 1,000 hours of service within a twelve (12) consecutive month period and are age twenty-one (21) or older. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 12.0% are made at the Savings Bank's discretion each Plan year. The Savings Bank made contributions of $51,000 and $61,000, to the Plan for the nine-months ended September 30, 1998, and 1997, respectively. The Plan also provides benefits in the event of death, disability, or other termination of employment.

On-Line has a 401(k) Plan covering all employees who have completed one or more years of service. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 6.0% of participant contributions are made at On-Line's discretion each year. On-Line contributions totaled $41,000 and $36,000 for the nine-months ended September 30, 1998, and 1997, respectively.

In conformity with Internal Revenue Service (IRS) rules governing separate lines of business, the 401(k) Plan for On-Line will continue to be operated separately from the 401(k) Plan for the Savings Bank.

Argo Savings maintains an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP borrowed funds from an unrelated third party lender in the amount of $60,180 in order to purchase 20,932 shares at $2.88 per share. The ESOP has subsequently borrowed additional funds from the same third party lender in the amount of $245,000 in order to purchase additional shares. As of September 30, 1998, the unpaid principal balance on the ESOP note was $12,300. The note has an interest rate of 8.25% and matures on May 27, 1999. The ESOP has purchased an additional 52,080 shares at an average price of $4.70 per share. Argo Savings will make scheduled discretionary cash contributions to the ESOP sufficient to service the amounts borrowed. The unpaid balance of the ESOP loan has been included in borrowed funds on the unaudited consolidated statement of condition and stockholders' equity has been reduced by a similar amount. Contributions of $47,000 and $51,000 were made to the ESOP to fund principal and interest for the nine-months ended September 30, 1998, and 1997, respectively.

The Savings Bank records the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP as a charge to additional paid-in-capital with the corresponding increase or decrease to compensation expense. Additional paid-in capital increased by $37,000 and $34,000 for the nine-months ended September 30, 1998, and 1997, respectively.

On-Line does not offer an ESOP for On-Line employees. On-Line employees are not eligible for participation under the Savings Bank's ESOP.

The Board of Directors of Argo Bancorp formed a new Management Recognition Plan and Trust ("MRP") effective September 1, 1996, which purchased 50,000 shares of Argo Bancorp stock on September 24, 1996, for $115,000. During the year ended December 31, 1997, the Company sold 18,608 shares held by the Argo Bancorp MRP for $181,000 reducing the total shares held by the plan to 31,392. Under this plan, employees in key management positions with Argo Bancorp and all its subsidiaries are eligible for participation. No shares were awarded during the nine-months ended September 30, 1998. During the nine-months ended September 30, 1997, 6,300 shares were awarded to certain key On-Line employees. Amortization expense totaled $9,000 for the nine-month period ended September 30, 1998.

The Board of Directors of Argo Savings formed a MRP effective October 31, 1991, which purchased 6.8% or 61,600 shares, of the Corporation's authorized but unissued common stock in December 1991. In addition, Argo Savings contributed $34,385 to allow the MRP to purchase 11,960 shares in the merger conversion or on the open market. All initial MRP shares have been awarded to employees in key management positions with the Savings Bank and are fully vested.

On April 26, 1995, an amendment to the MRP was approved, which increased the amount of shares available to be awarded under the MRP to 97,992. An additional 15,188 and 7,628 shares were purchased in 1996 and 1995, respectively, under the MRP. During the year ended December 31, 1997, the Company sold 22,416 shares held by the plan for $219,000, reducing the total shares held to four hundred (400). Employees earn the awards over a three-year period. Once awarded the aggregate purchase price of the shares will be amortized to expense as a portion of annual compensation as the employees become vested in their stock awards and the amortized cost is reflected as a reduction of stockholders' equity. No shares were awarded or vested during the nine-months ended September 30, 1998. Amortization expense totaled $55,000 for the nine-months ended September 30, 1997.

The Board of Directors of Argo Bancorp approved a new Employee Incentive Stock Option Plan on May 20, 1998. Under this plan up to 400,000 shares may be awarded. Employees and directors of the company and its subsidiaries are eligible. As of September 30, 1998, 12,000 shares were granted under this plan.

Argo Bancorp's Board of Directors adopted the 1991 Stock Option and Incentive Plan (the 1991 Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 429,800 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of incentive stock options to be granted to full-time employees of Argo Bancorp and its subsidiaries from time to time. Argo Bancorp awarded all 429,800 options under the 1991 Stock Option Plan. The exercise price for the options awarded was equal to the fair market value of the common stock at the date of grant. To date there have been 258,332 options exercised and 42,980 of which were exercised during the nine-months ended September 30, 1998. At September 30, 1998, options to purchase 171,468 shares were outstanding.


NOTE C - REGULATORY CAPITAL

Pursuant to the Office of Thrift Supervision ("OTS") regulations, savings institutions must meet three separate minimum capital-to-assets requirements:
(1) a risk-based capital requirement of 8.0% of risk-weighted assets, (2) a leverage ratio of 3.0% core capital to total adjusted assets, and (3) a tangible capital requirement of 1.5% tangible core capital to total assets. Although the minimum capital requirement is 3.0%, the OTS Regulations provide that an institution with less than 4.0% core capital is deemed to be "under-capitalized." The following table summarizes, as of September 30, 1998, Argo Savings' capital requirements under OTS regulations and its actual capital ratios at that date:

                  REQUIRED    ACTUAL    REQUIRED  ACTUAL   EXCESS
                   CAPITAL   CAPITAL    CAPITAL   CAPITAL  CAPITAL
                PERCENTAGE  PERCENTAGE  BALANCE   BALANCE  BALANCE
                ----------  ----------  --------  -------  -------
                              (Dollars in Thousands)

Risk-based          8.0%       11.29%    $10,563  $14,903  $ 4,340
Core                3.0         5.96       7,040   13,994    6,954
Tangible            1.5         5.96       3,520   13,994   10,474


NOTE D - EARNINGS PER SHARE

Basic earnings per share for the nine and three-month periods ended September 30, 1998, and 1997, is based on a weighted average number of shares outstanding of 1,997,172, 1,919,916, 1,998,008, and 1,943,260, respectively. Diluted earnings per share for the three and nine-month periods ended

September 30, 1998, and 1997, is based on a weighted average number of shares outstanding of 2,103,300, 2,062,120, 2,124,136, and 2,085,464, respectively.



                                                                               Three Months Ended            Nine Months Ended
                                                                               ------------------            -----------------
                                                                            09/30/98       09/30/97       09/30/98        09/30/97
                                                                           -------------------------------------------------------
Net Income (loss)........................................................   $  (41,000) $    12,000       $  626,000    $  636,000

Weighted average common shares outstanding...............................    1,998,008    1,943,260        1,977,172     1,919,916

Basic earnings  (loss) per share.........................................   $     (.02) $       .01       $      .32    $      .33

Total weighted average common shares outstanding.........................    1,998,008    1,943,260        1,977,172     1,919,916

Additional dilutive shares of stock options outstanding..................      126,128      142,204          126,128       142,204
                                                                            -----------------------       ------------------------

Total weighted average common shares and
Equivalents outstanding for diluted computation..........................    2,124,136    2,085,464        2,103,300     2,062,120
                                                                            ==========  ===========       ==========    ==========

Diluted earnings  (loss) per share.......................................   $     (.02) $       .01       $      .30    $      .31
                                                                            ==========  ===========       ==========    ==========

NOTE E - COMMITMENTS AND CONTINGENCIES

At September 30, 1998, Argo Savings had loan commitments totalling $29.5 million and $5.7 million in unused lines of credit. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to Argo Savings' normal credit policies. Argo Savings also had community reinvestment act ("CRA") investment commitments outstanding of $2.8 million.

NOTE F- STOCK SPLIT
On September 23, 1998, the Board of Directors declared a four-to-one stock split of the outstanding Common shares of the Company, to all holders of Common Stock (Common Stock equivalents) of record as of October 16, 1998. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

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

GENERAL

Argo Bancorp was incorporated in August 1987, for the purpose of acquiring Argo Federal Savings Bank, FSB. Argo Bancorp acquired Argo Savings on November 17, 1987 for a capital infusion of $1.1 million. On May 26, 1992, the Corporation completed a merger conversion ("Merger Conversion") whereby Dolton-Riverdale Savings converted from a state chartered mutual association to a federally chartered stock association and simultaneously merged with and into Argo Savings with Argo Savings as the surviving entity. Net proceeds from the Merger Conversion were $326,000 after the deduction of the conversion expenses. The Corporation retained 50.0% of the net proceeds from the Merger Conversion and injected the remaining 50.0% into Argo Savings. All proceeds were used for general business uses.

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

Argo Savings' results of operations are dependent primarily on net interest income, representing the difference between the interest income earned on its loans, mortgage-backed securities, investment securities and interest-earning deposits and its cost of funds, consisting of the interest paid on its deposits, escrows and borrowings. Argo Savings' operating results are also affected by the profit recognized on the sale of mortgage loans and to a lesser extent, the fees generated, offset by allowances recorded on its investment in purchased mortgage servicing rights, customer service charges and other income. Argo Savings operating expenses consist of employee compensation, occupancy expenses, federal insurance premiums, amortization of goodwill, and other general and administrative expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Through activities conducted by its Argo Mortgage Corporation subsidiary, in recent years Argo Savings has acquired mortgage loans at a deep discount for which the borrowers are either not current as to principal and interest payments or there is doubt to the borrower's ability to pay in full the contractual principal and interest outstanding. In determining the amount it will bid to acquire such loans at private sales and auctions, the Company estimates the amounts it will realize through foreclosure, collection efforts, or other resolution of each loan and the length of time required to complete the collection process. Investment in these assets has resulted in higher interest yields and gains as a result of the ultimate sale of properties acquired through these purchases. During the three and nine-month periods ended September 30, 1998, and 1997, the Company recorded gains of $115,000, $34,000, $830,000, and
$57,000, respectively, on sales of its investment in discounted loans receivable.

During 1997, the Company began to focus its resources on traditional loans receivable originated through its majority-owned subsidiary, MARGO, and began to reduce its portfolio of discounted loans receivable. Discounted loans receivable at September 30, 1998, totaled $13.6 million or 5.4% of total assets as compared to $38.9 million or 17.0 % of total assets at September 30, 1997.

On October 31, 1995, Argo Bancorp acquired On-Line, an Oak Brook, Illinois based computer services bureau, serving bank and thrift clients throughout the Midwest.

The original transaction value, including asset notes and contingent payments (based on future defined net revenues of On-Line over a seven year period ending October 2002), was not to exceed $10.0 million. During 1997, the Company asserted claims that the selling shareholders on On-Line had breached certain representations and warranties in the purchase contract. Following a series of negotiations, the selling shareholders agreed to reduce the purchase price by $1,098,000. As a result, at December 31, 1997, the amount paid or payable, exclusive of the future contingent payments for On-Line, was $836,000 less than the fair value of the net assets acquired. Any future contingent payments will reduce this difference. The Company has purchased from certain of the former shareholders their rights to 34.70% of the future contingent payments. The Company paid $196,000 for these future contingent payments. Additionally, a payment of $479,000 was made in April 1998, further reducing the remaining contingent payments to former stockholders to an amount not to exceed $3.5 million. Management anticipates funding any required future payments with borrowed funds and excess funds generated from operations and, to the extent necessary, earnings and assets of the Company.

On-Line is a third party provider of electronic data processing services to
financial institutions.   On-Line currently provides data processing services to
thrifts, community banks, savings banks, and mortgage bankers throughout the Midwest. In addition, On-Line provides data report retrieval services to an insurance company with offices located throughout the United States. Management believes that On-Line's orientation toward superior customer service and specialized products allows it to effectively compete in these markets. The acquisition by the Company has promoted the development and sale of technological advances in the systems, programs, and services offered by On-Line, which includes resale of software produced by Information Technology Incorporated, integrated check and document imaging systems, and computer output laser disc storage technology and high speed communication technology. These services are in addition to new offerings by On-Line in the planning and deployment of wide area and local area network systems, the sale of all related hardware and services, expanded technical and communications support, consultation and training.

LIQUIDITY AND CAPITAL RESOURCES

Argo Savings' primary sources of funds are deposits, proceeds from principal and interest payments on the loan and mortgage-backed securities portfolio, custodial deposit accounts related to loans serviced for others, and the sale of discounted loans receivable and newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $11.9 million at September 30, 1998.

The primary investment activity of Argo Savings is the origination and purchase of mortgage loans. During the nine-months ended September 30, 1998, and 1997, Argo Savings originated and purchased loans receivable and discounted loans receivable in the principal amounts of $109.3 million and $87.2 million, respectively. During the nine-months ended September 30, 1998, and 1997, these investing activities were primarily funded by principal repayments on loans receivable and discounted loans receivable and mortgage-backed securities of $58.1 million and $37.5 million, respectively, and the proceeds from the sale of loans receivable and discounted loans receivable, securities available-for-sale and foreclosed real estate of $44.5 million and $61.4 million, respectively. During the nine-month periods ended September 30, 1998, and 1997, additional funding was provided by the increase in deposits of $19.6 million and $18.5 million, respectively, partially offset by decreases in borrowings of $5.2 million and $20.3 million for the nine-month periods ended September 30, 1988, and 1997.

Argo Savings is required to maintain minimum levels of liquid assets as defined by OTS regulation. At September 30, 1998, Argo Savings liquid assets were 9.33% of its liquidity base as compared to the required level of 4.0%. The level of liquidity maintained is believed by management to be adequate to meet the requirements of normal operations, potential deposit outflows, and the current loan demand.

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

At September 30, 1998, Argo Savings' capital exceeded all of the capital requirements of the OTS. The Savings Bank's tangible, core and risk-based capital ratios were 5.96%, 5.96% and 11.29%, respectively. The Savings Bank is considered well-capitalized under OTS prompt corrective action.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical two hundred (200) basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0% multiplied by the estimated economic value of the institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12.0% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At September 30, 1998, the Savings Bank met each of its capital requirements, and it is anticipated that Argo Savings will not be subject to the interest rate risk component.

CHANGES IN FINANCIAL CONDITION

Total assets increased $ 15.4 million to $251.7 million at September 30, 1998, from $236.3 million at December 31, 1997.

Cash and interest-earning deposits increased $3.2 million to $11.9 million at September 30, 1998.

Loans receivable and discounted loans receivable increased $14.9 million to $199.3 million at September 30, 1998, due to origination and purchase of $109.3 million of loans, and discount accretion of $513,000, partially offset by principal repayments of $57.5 million, the sale of $34.9 million of loans receivable and discounted loans receivable, and the transfer of $2.5 million of loans and discounted loans receivable to foreclosed real estate.

Mortgage loan servicing rights ("PMSRs") decreased by $1.7 million to $5.0 million at September 30, 1998 primarily as a result of allowances recorded on these assets totalling $1.6 million.

Deposits increased $ 19.6 million to $192.1 million at September 30, 1998, from $172.5 million at December 31, 1997. The increase can primarily be attributed to an aggressive marketing effort during the first nine-months of 1998, aimed at attracting a larger customer base and interest credited of $6.3 million for the nine-months ended September 30, 1998. Brokered deposits at September 30, 1998, totaled $6.7 million and had a weighted average maturity of one (1) year.

Borrowings decreased $5.2 million to $29.0 million at September 30, 1998, from $34.2 million at December 31, 1997. The decrease in advances was due to the significant increase in deposits during the nine-months ended September 30, 1998.

Custodial escrow balances for loans serviced decreased $691,000 to $5.7 million at September 30, 1998, from $6.4 million at December 31, 1997. This decrease reflects normal fluctuations within these accounts. The custodial accounts pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced either for Argo Savings or on behalf of others by an independent mortgage servicing operation. The custodial accounts related to loans serviced by others are maintained at Argo Savings in both interest-bearing and non-interest bearing accounts. The custodial accounts associated with loans or purchased mortgage-servicing rights serviced for Argo Savings are maintained in non-interest bearing accounts. At September 30, 1998, the entire escrow balance pertains to loans subserviced on behalf of Argo Savings for portfolio loans, servicing retained loans and purchased mortgage-servicing rights.

Stockholders' equity increased $421,000 to $18.5 million at September 30, 1998, from $18.1 million at December 31, 1997. The increase was caused by the exercise of stock options for $155,000, a $45,000 principal payment on the ESOP loan, $37,000 as a result of a fair value adjustment for committed ESOP shares, $32,000 proceeds from the issuance of 895 shares, $9,000 from amortization of the purchase price of MRP stock, a $39,000 tax benefit related to the exercise of the options and net income of $626,000, partially offset by dividends paid of $258,000 and an other comprehensive loss of $264,000.

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

Argo Savings had an excess of interest sensitive liabilities that mature or reprice within one year over interest sensitive assets of $41.7 million or 17.8% of total assets at September 30, 1998. As a result of the excess of interest sensitive liabilities over interest sensitive assets, Argo Savings is "Net Liability Sensitive" which would indicate that its earnings would be negatively affected by rising interest rates. In periods of falling interest rates, however, the opposite effect on net interest income is expected.

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

PURCHASED MORTGAGE SERVICING RIGHTS

At September 30, 1998, the Savings Bank owned directly and indirectly,   $5.0
million in PMSRs. The Bank's principal investments in PMSRs is through a $4.7 million equity investment in three limited partnerships. The three limited partnerships were established for the sole purpose of purchasing mortgage servicing rights. The Bank's ownership of PMSRs carries interest rate risk because the total amount of servicing fees earned, as well as the amortization of the investment in the servicing rights, fluctuates based on loan prepayments (affecting the expected average life of a portfolio of PMSRs). The rate of prepayment of mortgage loans may be influenced by changing national and regional economic trends, prevailing mortgage rates and the housing market in general.

During periods of declining interest rates, as existed in the third quarter, many borrowers refinance their mortgage loans. Accordingly, prepayments of mortgage loans increase and the loan administration income related to the mortgage loan servicing rights corresponding to a mortgage loan ceases an underlying loans are prepaid. Consequently, the market value of PMSRs tends to decrease during periods of declining interest rates, since greater prepayments can be expected. The income derived from and the market value of the Bank's PMSRs, therefore, may be adversely affected during periods of declining interest rates. The Bank accounts for its investment in the three limited partnerships using the equity method. Income or loss is recorded based upon information received from Dovenmuehle Mortgage, Inc. ("DMI"), which is a Delaware corporation engaged principally in mortgage servicing activities. DMI obtains quarterly valuations from an independent appraiser for each limited partnership. At September 30, 1998, the valuation of all three of the Bank's limited partnerships had a market value lower than the current book value. The general partner recorded a valuation allowance during the three and nine months ended September 30, 1998. The Bank's proportionate share of the valuation allowance was $1.2 million and $1.6 million respectively for the three and nine-month periods ended September 30, 1998. There can be no assurance that such reserves are adequate or that additional reserves will not be required in the future.

YEAR 2000

Financial service organizations such as the Bank are heavily reliant upon computer systems in processing and accounting for services provided to customers. Substantially all of the Company's major computer processing is contracted with third party providers. Although the contracted vendors bear the responsibility of making their systems "Year 2000 Ready," assuming the costs associated with necessary changes, keeping the Company apprised of their progress in meeting established benchmarks, and certifying to the Company that the systems are in fact "Year 2000 Ready," the Company bears ultimate responsibility for testing, due diligence and assurance that its major vendors will continue to provide service without interruption due to the change in century at year-end 1999.

In 1996, the Company and the Bank established an internal Technology Committee to identify and/or resolve issues related to the Year 2000 date change. The Technology Committee has inventoried all of the systems used by the Company and the Bank to verify that 1) testing is performed regularly, 2) necessary changes are being identified and addressed, and 3) is in the process of developing a contingency plan for the Company and the Bank.. The Bank management estimates that its Year 2000 Readiness expenses will total approximately $100,000.

On-Line has implemented a company-wide business planning initiative to prepare On-Line's multiple platform environment for the Year 2000, which includes due diligence efforts, certain program remediation, and testing of all date-sensitive hardware and operating systems, financial application systems product offering, and other ancillary interface applications and systems. On-line expects to incur primarily internal staffing and consulting services expenses related to internal Year 2000 efforts, as well as costs for software tools and a dedicated testing platform. Such costs for testing and conversion of On-Line's infrastructure and applications within its processing environment are estimated at $600,000 to $800,000 over the next three years. On-Line estimates approximately $450,000 to $600,000 will be related to salaries and benefits for additional personnel Year 2000 incentive plans. The remaining $150,000 to $200,000 is estimated for indirect costs related to depreciation and amortization expense on equipment and software. Through September 30, 1998, On-Line has incurred approximately $100,000 in direct costs and $7,000 in indirect costs related to Year 2000 efforts. In addition to the direct and indirect costs necessary for On-Line to meet its contractual and regulatory requirements for its existing and future clients to ensure "Year 2000 Readiness"' On-Line will also incur certain costs related to optional subscription services for its clients to perform their own Year 2000 testing both at On-Line's facility and from their institution locations. Costs associated with these optional services are expected to be offset by revenues earned from providing these testing services.

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by FASB in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instruments is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which is effective the first fiscal quarter after December 15, 1998. This statement amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities". This statement revises the accounting for retained securities and beneficial interests along with the classification of the retained securities and beneficial interests. Management of the company does not expect that the adoption of SFAS No. 134 will have a material effect on the consolidated financial statements of the Company.

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

At September 30, 1998, Argo Bancorp had ninety-seven (97) properties, totalling $4.2 million classified as foreclosed real estate, as compared to one hundred thirteen (113) properties totalling $4.3 million at December 31, 1997. The underlying properties on September 30, 1998, consisted primarily of single family residences. The foreclosed real estate has been written down to its estimated net realizable value at September 30, 1998. The total amount of loans receivable ninety (90) days or more past due at September 30, 1998, was $6.0 million or 3.23% of total loans receivable compared to $5.5 million or 3.57% of total loans on December 31, 1997. At September 30, 1998, loans ninety (90) days or more past due totalling $5.9 million were secured by one-to-four family residences. Non-performing assets at September 30, 1998, totaled $10.2 million or 4.0% of total assets compared to $9.8 million or 4.14% of total assets at December 31, 1997. Excluded from these totals is $2.7 million of discounted loans ninety (90) days or more past due at September 30, 1998. Discounted loans that are often purchased with the intent to foreclose and sell the underlying property are excluded from non-performing loans.

The allowance for loan losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans deemed uncollectable. At September 30, 1998 the allowance for loan losses totaled $910,000 or .49% of net loans receivable as compared to $714,000 or .56% of net loans receivable at September 30 ,1997. In addition the Bank maintains an allowance for losses on Real Estate Owned ("REO"). At September 30, 1998 the allowance for REO loss was $302,000 or 7.25% of the REO portfolio as compared to $76,000 or 1.75% at September 30, 1997.

Determination of an appropriate level of allowance for loan losses necessarily involves a high degree of judgement. Primary consideration in this evaluation are prior loan loss experience, the character and mix of the loan portfolio, adverse situations which may affect a borrower's ability to repay, size of the loan portfolio, business and economic conditions and management's estimate of potential losses. Management believes that the allowance for loan losses is currently adequate. However, there can be no assurances as to whether such allowance may be increased in future periods. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgement of information available to them at the time of their examination.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 1998, AND 1997.

GENERAL
The Company recorded a net loss of $41,000 or ($0.02) per diluted share for the three months ended September 30, 1998 as compared to net income of $12,000 or $.01 per diluted share for the three months ended September 30, 1997. The loss was primarily the result of a pre-tax allowance totalling $1.2 million recorded on the Company's investment in limited partnerships, which invest in Mortgage loan servicing rights. This allowance was partially offset by a pre-tax gain of $989,000 recorded on the sale of the Bank's Gurnee Banking Center to CIB Bank. Net income for the nine-months ended September 30, 1998, was $626,000 or $.30 per diluted share compared to net income of $636,000 or $.31 per diluted share for the nine-months ended September 30, 1997.

INTEREST INCOME

Interest income for the three-months ended September 30, 1998, totaled $4.5 million as compared to $4.0 million for the comparable 1997 period. The $542,000 positive variance from the same period last year was primarily the result of an increase of $27.6 million in average interest-earning assets which were partially offset by a six (6) basis point decline in yield to 8.26%.

Interest income for the nine-months ended September 30, 1998, totaled $13.1 million, as compared to $14.1 million for the comparable 1997 period. The $1.0 million decrease was the result of a ninety-six (96) basis point decline in the weighted average yield on interest earning assets to 8.50% for the nine-months ended September 30, 1998. The decrease in yield is primarily attributable to the decreased investment in discounted loans receivable, which typically have higher yields. Partially offsetting the decline in yield was an increase of $7.0 million in the balance of average interest- earning assets for the nine months ended September 30, 1998 when compared to the same period last year.

INTEREST EXPENSE

Interest expense for the three-months ended September 30, 1998, totaled $2.9 million as compared to $2.7 million for the comparable 1997 period. The higher cost was the result of a $20.3 million increase in average interest-bearing liabilities which were partially offset by a twenty one (21) basis point decline in the weighted average cost of interest-bearing liabilities to 5.20% for the three- months ended September 30, 1998 as compared to the same period last year.

Interest expense for the nine-months ended September 30, 1998, totaled $8.5 million as compared to $8.6 million for the comparable 1997 period. The decrease was the result of a twelve (12) basis point decline in the weighted average cost of interest-bearing liabilities to 5.36% which was partially offset by an increase of $4.4 million in average interest-bearing liabilities.

NET INTEREST INCOME

Net interest income for the three-months ended September 30, 1998, was $1.6 million as compared to $1.2 million for the comparable 1997 period. The $381,000 increase was primarily the result of a fifteen (15) basis point improvement in the effective net spread to 3.03% from 2.88% for the three months ended September 30, 1998 when compared to the same period last year.

Net interest income totaled $4.5 million for the nine-months ended September 30, 1998, reflecting a decrease of $975,000 from the amount recorded in the comparable 1997 period. The decrease was primarily the result of an eighty-four
(84) basis point decrease in the effective net spread to 3.13% from 3.97% for the comparable 1997 period.

PROVISION FOR LOAN LOSSES

A general loan loss provision of $60,000 and $295,000 was recorded during the three and nine-month periods ended September 30, 1998, respectively, as compared to $60,000 for the nine-months ended September 30, 1997. No provision was recorded by the Company during the three-months ended September 30, 1997. The increase in the loan loss provision for the three and nine-month periods ended September 30, 1998, over the comparable 1997 periods is due to management's decision to increase lending activities in line with the Company's overall strategy to engage in more traditional banking activities. Charge-offs totaled $1,000 and $20,000 for the three and nine month periods ended September 30, 1998 as compared to $11,000 for the nine months ended September 30, 1997. There were no charge offs during the three months ended September 30, 1997. Management believes that loan loss provisions are adequate and will continue to monitor the mortgage portfolio and substandard assets for loss exposure.

NON-INTEREST INCOME

Non-interest income increased by $183,000 for the three-months ended September 30, 1998 primarily as a result of a $989,000 gain recorded on the sale of Gurnee branch to CIB Bank, a $832,000 improvement in data processing income which was attributable to increased sales volume and to de-conversion revenues at the OnLine subsidiary, and an increase of $159,000 in mortgage banking income. Partially offsetting the increases to non-interest income was a decline of $1.4 million in purchased servicing income which was the result of a valuation allowance totalling $1.2 million recorded on the Company's investment in limited partnerships, which invest in mortgage loan servicing rights. There can be no assurances that such reserves are adequate or that additional reserves will not be required in the future. At September 30, 1998, the Company had $4.7 million in such limited partnerships.

Non-interest income increased $ 2.3 million or 21.4% to $13.3 million for the nine months ended September 30, 1998. The increase was in part the result of the above mentioned sale of the Gurnee branch, and to an aggregate increase of $858,000 in gains on sale of loans receivable, discounted loans receivable, securities available-for-sale, and foreclosed real estate. In addition, data processing income increased by $1.3 million as a result of increased revenues at the On-Line subsidiary. Other miscellaneous income also increased by $305,000 for the nine months ended September 30, 1998 as compared to the year ago period as a result of increased sales of add-on features by On-Line. Partially offsetting the increases to non-interest income was a decline of $1.8 million in purchased servicing income which was the result of valuation allowances totalling $1.6 million recorded on the Company's investment in limited partnerships, which invest in mortgage loan servicing rights.

NON-INTEREST EXPENSE

Non-interest expense increased $451,000 and $1.2 million the three and nine-month periods ended September 30, 1998, respectively. The higher costs were primarily due to increases in salaries and employee benefits, occupancy and data processing cost of services. Salaries and employee benefits increased by $269,000 and $84,000 for the three and nine-month periods ended September 30, 1998 primarily due to normal salary increases, additions to staff at the On-Line subsidiary, and to higher commissions paid to mortgage loan originators as a result of the increase in volume due to refinancing activity. Occupancy expenses increased $120,000 and $476,000 for the three and nine-month periods ended September 30, 1998, primarily due to facility improvements and equipment upgrades at both Argo Savings and On-Line and to higher accrual for real estate and property taxes. Also contributing to the increase was the opening of Argo Savings permanent branch location on the Westside of Chicago, Illinois during May 1997. The $778,000 increase in data processing cost of services for the nine months ended September 30, 1998 was due to hardware and software upgrades and increased hardware costs as a result of the increased hardware sales activity at On-Line.

INCOME TAX EXPENSE

The provision for income taxes increased by $106,000 for the three months ended September 30, 1998. This increase as compared to the same period last year was primarily due to various tax benefits provided in the year ago period. For the nine month period ended September 30, 1998, the Company recorded a net income tax benefit of $13,000 which was a decrease of $92,000 as compared to the same period last year. This nine month decrease was due in part to the decrease in the nine month earnings as well as the current tax benefits reported for various tax credits.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 1997, as reported in the Company's Form 10-K.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Argo Bancorp and Argo Savings are not engaged in any legal proceedings of a material nature at the present time.

ITEM 2.  CHANGES IN SECURITIES

On July 28, 1998, the Company declared a stock dividend of $0.005 Goodwill Convertible Preferred Stock ("Goodwill Preferred Stock") to all holders of common stock of the Company, par value $0.01 ("Common Stock") as of August 24, 1998 on a share for share basis. As a result, 592,681 shares of Goodwill Preferred Stock were issued to holders of Common Stock on August 31, 1998. The Goodwill Preferred Stock entitles the holders thereof to 75% of any settlement damages awarded upon a final judgement to the Bank, net of expenses and certain other items, as a result of the Bank's lawsuit against the United States seeking damages for breach of contract related to the limitation and exclusion of supervisory goodwill in the computation of the Bank's regulatory capital in connection with the Company's acquisition of the Bank in November 1987 ("Goodwill Litigation"). At the time of the final judgement and award of damages, if any, the Goodwill Preferred Stock will either be (i) redeemed by the Company for cash or (ii) become convertible into Common Stock. The Company will be entitled to retain the remaining 25% of any damages awarded to the Bank, net of expenses and certain other items, in the Goodwill Litigation.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders was held July 15, 1998 with the following resolutions ratified and approved in all respects:

I.       Amendment of Increase the Number of Authorized Shares

               For: 464,966 votes 93.4%  Against: 1,100  votes 0.02%

II.      Amendment to Move Notice Provision for Stockholder Meetings to Bylaws

               For: 464,936 votes 93.4%  Against: 1,130  votes 0.02%

III.     Amendment to Permit Board of Directors to Fix the Number of Directors

               For:  464,936 votes 93.4%  Against: 1,130 votes 0.02%

IV. Amendment to Provide that Directors Be Removable by the Stockholders Only For Cause

               For: 485,985 votes 93.6%  Against: 101 votes

V. Amendment to Increase the Vote Requirement for Approval of Certain Business Combinations

               For: 465,936 votes 93.6% Against: 130 votes

VI. Amendment to Permit Board of Directors to Consider Broader Interests in Evaluating Offers

               For: 464,964 votes 93.4% Against: 1,102  votes 0.02%

VII.     Amendments to Provide Broader Indemnification

               For: 464,935 votes 93.4% Against: 131 votes

VIII.    Amendment to Make Technical Changes by Removing Certain Obsolete
         Provisions

               For: 464,966 votes 93.4% Against: 1,100 votes 0.02%

ITEM 5.  OTHER INFORMATION

On November 10, 1998, the Company completed a $17,250,000 Trust Preferred Securities offering issued through Argo Capital Trust Co. ("Argo Trust"), a trust of which the Company owns 100% of the common securities. Pursuant to the offering, Argo Trust sold 1,725,000 shares of 11% Capital Securities (liquidation amount $10.00 per security) which were fully and unconditionally guaranteed by the Company. The proceeds from the offering were simultaneously invested in 11% Junior Subordinated Debentures issued by the Company which are scheduled to mature on November 6, 2028.

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

Reports of Form 8-K

     None.




________________________________________________________________________________
* Incorporated herein by reference into this documents from Exhibits to Form S-1, Registration Statement, and filed on July 21, 1998, any amendments thereto, Registration No. 333-59435.

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


                                   ARGO BANCORP, INC.



Date:   November 12, 1998          /S/ John G. Yedinak
     --------------------          ------------------------------------------
                                   John G. Yedinak, Chairman of the Board,
                                   President, Chief Executive Officer, and
                                   Director



Date:   November 12, 1998          /S/ George L. Koehm
     --------------------          ------------------------------------------
                                   George L. Koehm, Interim Chief Financial
                                   Officer