Form 10-K
period 1998-12-31
ARGO BANCORP INC /DE/
filed 1999-03-30
CIK 883502

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

-------------------------------------------------------------------------------

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1998

                          Commission File No.: 0-19829

                               ARGO BANCORP, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                              36-3620612
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


               7600 West 63rd Street, Summit, Illinois 60501-1830
                    (Address of principal executive offices)

                                 (708) 458-4800
              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__ .

Indicate by checkmark if there is disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K and is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, i.e., persons other than directors and executive officers of the Registrant is $2,225,435 and is based upon the last sales price as quoted in NASDAQ for March 29, 1999.

The Registrant had 2,004,896 shares outstanding as of March 19, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1998, are incorporated by reference into Part II of this Form 10-K.

Portions of the Proxy Statement for the 1999, Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.


                                      INDEX

PART I                                                                                    PAGE NO.
                                                                                          --------
Item 1.           Business..................................................................  4

Item 2.           Properties................................................................ 41

Item 3.           Legal Proceedings......................................................... 41

Item 4.           Submission of Matters to a Vote
                  of Security Holders....................................................... 41

PART II

Item 5.           Market for Registrant's Common
                  Equity and Related Stockholder Matters.................................... 41

Item 6.           Selected Financial Data................................................... 42

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operation ....................................... 42

Item 7A.          Quantitative and Qualitative Disclosures
                  about Market Risk......................................................... 42

Item 8.           Financial Statements and Supplementary Data............................... 42

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.................................... 42

PART III

Item 10.          Directors and Executive Officers of the
                  Registrant................................................................ 42

Item 11.          Executive Compensation.................................................... 42

Item 12.          Security Ownership of Certain
                  Beneficial Owners and Management.......................................... 43

Item 13.          Certain Relationships and Related
                  Transactions.............................................................. 43

PART IV

Item 14.          Exhibits, Financial Statement
                  Schedules and Reports on Form 8-K......................................... 43

                  SIGNATURES................................................................ 46


                         BUSINESS OF ARGO BANCORP, INC.

ITEM 1.  BUSINESS

     Argo Bancorp, Inc. (the "Argo Bancorp" or "Company") was incorporated in Delaware in August 1987, for the purpose of acquiring Argo Federal Savings Bank, FSB ("Argo Savings" or "Savings Bank"). The Company acquired Argo Savings on November 17, 1987, for a capital infusion of $1.1 million. On August 29, 1991, the Board of Directors of Dolton-Riverdale Savings and Loan Association ("Dolton", or "Dolton Riverdale Savings") and Argo Savings adopted a Plan of Merger Conversion ("Plan"), whereby Dolton agreed to convert from a state-chartered mutual association to a federally-chartered stock association and merge with and into Argo Savings with Argo Savings as the surviving entity. Final regulatory approval of the transaction was received on May 26, 1992, at which time the merger conversion was completed. The transaction was accounted for under a pooling of interests method. There was no goodwill or other intangible assets recorded as a result of the transaction. The Company retained 50.0% of the net proceeds from the merger conversion and injected the remaining 50.0% into Argo Savings. The Company is a unitary savings and loan holding company and is registered as such with the Office of Thrift Supervision ("OTS"), Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC").

     On October 31, 1995, Argo Bancorp acquired ON-LINE Financial Services, Inc. ("ON-LINE"), an Oak Brook, Illinois based computer services bureau which, at the time of the acquisition, served only bank, thrift and mortgage banking clients throughout the Midwest. Financial terms of the transaction included a cash sweep of ON-LINE funds on hand to shareholders, less amounts necessary to establish certain agreed upon escrows; a two (2) year asset note of $1,026,000, representing the closing date net book value of ON-LINE assets; a twenty-six
(26) month escrow note in the amount of $460,000, representing funds held for future performance under a third party computer lease; and a structured schedule of contingent payments based on future revenues of ON-LINE over the next seven years. The total transaction value, including asset notes and contingent payments, was not to exceed $8.9 million.

     On December 31, l996, Argo Bancorp entered into a stock purchase agreement with The Deltec Banking Corporation Limited ("Deltec"), a banking corporation organized under the laws of the Commonwealth of the Bahamas. Under the terms of the agreement, Argo Bancorp agreed to issue and sell 446,256 shares of the Company's authorized and unissued common stock to Deltec at a purchase price of $9.50 per share. Total proceeds from this transaction were approximately $4.2 million. A five (5.0%) percent investment advisory fee was paid to Charles E. Webb and Company reducing the net proceeds of the transaction to approximately $4.0 million. The stock purchase agreement also provides that Deltec may acquire additional shares of common stock from the Company when the Company issues or sells additional shares to third parties in order that Deltec can maintain 25% ownership in the Company's common stock.

     In October of 1998, the Company formed Argo Capital Trust Co. ("Argo Capital Trust"), a statutory business trust formed under the laws of the State of Delaware. In November 1998, the Company and Argo Capital Trust offered 11% Capital Securities with a liquidation amount of $10.00 per security. The proceeds from the offering were $17,250,000. Argo Capital Trust used the gross proceeds from the sale of the Capital Securities to purchase Junior Subordinated Debentures of the Company. The Junior Subordinated Debentures carry an interest rate of 11% paid quarterly in arrears and are scheduled to mature on November 6, 2028. The costs of the debt issuance were approximately $1,669,000, and were capitalized by the Company. The expenses are being amortized over 30 years. However, the debentures, under certain circumstances may be prepaid prior to maturity date. The proceeds from the sale of the Junior Subordinated Debentures are being used by Argo Savings for general lending purposes and enhancements of operational capabilities, and by the Company for general corporate purposes, the enhancement of operational capabilities and the potential purchase of loans.

     Unlike many savings and loan holding companies, the Company is an active holding company with only a portion of its future anticipated operating income dependent upon the earnings of Argo Savings. As an operating company, Argo Bancorp has assets, liabilities and income that are unrelated to the operations of Argo Savings. Argo Bancorp's assets at December 31, 1998, on an unconsolidated basis consisted of its investment in Argo Savings of $17.6 million, its investment in ON-LINE of $6.5 million, its investment in the majority owned Empire/Argo Mortgage LLC ("Empire") of $837,000, securities available for sale of $2.5 million, cash and other interest-earning deposits of $250,000, and other assets of $4.2 million which includes $1.7 million of debt issuance costs associated with the Junior Subordinated Debentures. Argo Bancorp also had outstanding borrowings on an unconsolidated basis in the amount of $319,000 at December 31, 1998, incurred in connection with capital infusions to its subsidiaries. Argo Bancorp is a Federal Housing Authority ("FHA") approved originator and servicer, a licensed Illinois mortgage broker and an approved Federal National Mortgage Association ("FNMA") servicer.

                  BUSINESS OF ON-LINE FINANCIAL SERVICES, INC.

     ON-LINE is a third party provider of electronic data processing services to thrifts, community banks, savings banks, and other companies located throughout the Midwest. Prior to the Company's acquisition, ON-LINE's business focus was primarily on data processing only, utilizing the existing applications in place at the time, and ON-LINE generally did not have the personnel or technological infrastructure to meet the future technological needs of its clients, nor was there an active pursuit to solicit new clients outside or within the financial institution arena. Company management believed that it had acquired a mature, but limited, technology company that required a new strategic vision and enhanced technological capabilities to meet the needs of its evolving marketplace. The Company's primary strategy during its 1996 and 1997 period of transition was to evaluate the existing technological and operational environment, including the internal business processes, existing products and services, and technical viability of the equipment and resources. The Company's strategy since the acquisition has been to enhance ON-LINE's strong foundation as a data processing and data communications network provider by implementing tools to continue supporting existing services, as well as evolve into a provider of electronic commerce, Intranet and Internet services, technical training services, and document management and imaging services.

                          BUSINESS OF EMPIRE/ARGO, LLC

     In recent years, the Company has acquired Discounted Loans through Empire. The Company estimates the amounts it will realize through foreclosure, collection efforts or other resolution of each loan and the length of time required to complete the collection process in determining the amounts it will bid to acquire such loans. Investments in these assets has generally resulted in higher yields and gains. Losses have also been incurred from certain properties through REO activity. Discounted Loans receivable have also been acquired through Argo Mortgage, Corp. ("Argo Mortgage"), a wholly-owned subsidiary of Argo Savings.

                   BUSINESS OF ARGO FEDERAL SAVINGS BANK, FSB

     The discussion that follows relates primarily to the business of Argo Savings, a federally chartered depository institution. Argo Savings undertakes the primary lending activities of the Company, accordingly, the discussion under the caption "Lending Activities" materially relates only to Argo Savings. The Company does, however, have certain investments in loans on an unconsolidated basis at the holding company level, as well as certain borrowings unrelated to the activities of Argo Savings. Accordingly, there are certain references to the Company's activities under the section caption "Sources of Funds and Borrowings." Unless otherwise stated, all other descriptions of the business of the Company that follow relate to the business of Argo Savings.

     Argo Savings was originally chartered in 1908 as a mutual savings and loan association in the State of Illinois. Argo Savings converted to a federal stock charter in 1982 and was determined to be insolvent by the Federal Savings and Loan Insurance Corporation ("FSLIC") in 1987. On November 17, 1987, the Company acquired Argo Savings. Argo Savings is a member of the Federal Home Loan Bank ("FHLB") System and its deposits are insured by the FDIC. The principal executive offices of the Company and home office of Argo Savings are located at 7600 West 63rd Street, Summit, Illinois. Argo Savings has four additional branch offices in Cook County, Illinois.

     On May 29, l996, Argo Savings incorporated a Tier I subsidiary, Margo Financial Services, LLC ("Margo"). Margo is an Illinois chartered limited liability corporation whose members are Argo Savings and Nip'n Tuck, Inc., an Illinois corporation. Margo's primary objectives are to increase loan origination volume and to serve as a wholesale mortgage banking operation using a network of brokers, correspondents and conduits. Argo Savings has a 50.l% ownership interest in Margo.

     Argo Savings' primary business is the solicitation of savings deposits from the general public and the purchase or origination of both conventional and portfolio loans secured by one to four-family residential real estate. Through its subsidiaries, Argo Mortgage and Margo, Argo Savings has engaged in mortgage brokerage activities that focus on the origination, purchase and sale of mortgage loans in the secondary market. Argo Savings, through Margo, also offers, to a much lesser extent, Expanded Criteria Loans. These one-to four-family loans are generally not Agency Qualified, due to the borrower's credit profile, and are not as readily saleable in the secondary market as Conventional Loans. The Expanded Criteria Loans also include home equity lines of credit. Argo Savings generates income by the sale of these mortgage loans on a "servicing released" basis into the secondary market and through investment in Purchased Mortgage Servicing Rights ("PMSRs"). More recently, Argo Savings also generates fee income from an expanding network of ATMs in the Chicago area and service fees.

     Through Argo Mortgage, Argo Savings also has acquired Discounted Loans for which the borrowers may not be current as to principal and interest payments. In determining the amount it will bid to acquire such loans at public sales and auctions, Argo Savings estimates the amounts it will realize through foreclosure, collection efforts, or other resolution of each loan and the length of time required to complete the collection process. Investment in these assets has often resulted in higher yields and gains. However, Argo Savings has also incurred losses on certain properties which have become real estate owned.

     Argo Savings continues to expand its operations to include additional ATMs, and real estate secured consumer lending. Argo Savings also plans to expand, on a limited basis, its commercial real estate lending and commercial checking. Argo Savings also invests funds in securities approved for investment by federal regulations, including obligations of the United States Government and its agencies.

MARKET AREA

     Argo Savings considers its primary market area to be the greater Chicago metropolitan area (hereinafter referred to as its "primary market area"). Argo Savings maintains its headquarters and a branch office in Summit, Illinois. It also has branch offices in Bridgeview, the West side of Chicago, Dearborn Station in the South Loop business district of downtown Chicago and Dolton, Illinois.

     Argo Savings' primary market area is urban and is comprised of high-density residential neighborhoods interspersed with mixed-use and heavily industrialized areas. The primary market area is fully developed with a relatively large number of generally older homes.

     In recent periods, Argo Savings has expanded the origination of loans outside of its primary market area through its network of Margo correspondents. As of December 31, 1998, Argo Savings was originating loans in numerous states, with a primary focus in Illinois.

SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

     The following tables set forth selected consolidated historical financial data for the Company during the periods ended and at the dates indicated. This information should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto in the 1998 Annual Report to Stockholders, portions of which are incorporated herein by reference.

SELECTED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------
                                                  1998      1997      1996        1995        1994
                                              ------------------------------------------------------
                                                              (DOLLARS IN THOUSANDS)
FINANCIAL CONDITION DATA:
Loans receivable, net ......................   $245,189   $184,358   $173,429   $142,380   $118,063

FHLB of Chicago Stock, at cost .............      1,911      3,271      3,428      2,669      2,576
Securities .................................      7,901      4,974      5,788      7,573     12,491
Cash and cash equivalents ..................     10,156      8,677     13,276     11,061      9,286
Mortgage loan servicing rights .............      5,062      6,706      5,264      4,033      3,641
Foreclosed real estate .....................      3,875      4,251      3,913      2,234        359
Other assets ...............................     32,924     24,061     24,186     16,518      9,601
                                               --------   --------   --------   --------   --------
Total assets ...............................   $307,018   $236,298   $229,284   $186,468   $156,017
                                               --------   --------   --------   --------   --------
                                               --------   --------   --------   --------   --------

Deposits ...................................   $232,980   $172,469   $150,627   $123,484   $100,697

Borrowed money .............................     25,227     34,156     50,879     38,181     30,820

Custodial escrow balances for loans serviced      5,340      6,400      5,782      9,696     14,691

Other liabilities ..........................      7,273      5,169      5,436      4,228        835

Junior subordinated debt ...................     17,784       --         --         --         --

Stockholders' equity .......................     18,414     18,104     16,560     10,879      8,974
                                               --------   --------   --------   --------   --------

Total liabilities and stockholders' equity .   $307,018   $236,298   $229,284   $186,468   $156,017
                                               --------   --------   --------   --------   --------
                                               --------   --------   --------   --------   --------






                                                         YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------
                                         1998        1997      1996        1995       1994
                                      ---------------------------------------------------------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
Interest income ...................   $ 17,627    $ 18,266   $ 16,074   $ 13,987   $ 10,282
Interest expense ..................     11,777      11,286      9,083      8,341      5,012
                                      --------    --------   --------   --------   --------

 Net interest income ..............      5,850       6,980      6,991      5,646      5,270
Provision for loan losses .........        355         210        248         55         48
                                      --------    --------   --------   --------   --------

 Net interest income after provision
  for loan losses .................      5,495       6,770      6,743      5,591      5,222


Non-interest income ...............     17,675      15,585     14,194      4,479      1,838
Non-interest expense ..............     22,847      21,409     19,260      7,662      5,383
                                      --------    --------   --------   --------   --------

Income before income taxes ........        323         946      1,677      2,408      1,677
Income tax expense (benefit) ......       (208)        123        343        667        281
                                      --------    --------   --------   --------   --------

 Net income .......................   $    531    $    823   $  1,334   $  1,741   $  1,396
                                      --------    --------   --------   --------   --------
                                      --------    --------   --------   --------   --------
Basic earnings per share ..........   $    .27    $    .43   $   1.07   $   1.47   $   1.16


Diluted earnings per share ........   $    .26    $    .39   $    .90   $   1.24   $   1.02





                                                                    AT DECEMBER 31,
                                                  -------------------------------------------------
                                                    1998      1997      1996      1995      1994
                                                  -------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)

SELECTED FINANCIAL RATIOS AND OTHER DATA: (1)

Return on average assets .....................        0.21%     0.35%     0.68%     1.00%     1.00%
Return on average equity .....................        2.86      4.62     10.89     17.09     16.17
Average equity to average assets .............        7.40      7.53      6.26      5.85      6.14
Stockholders' equity to total assets .........        6.00      7.66      7.22      5.83      5.75
Interest rate spread during period ...........        2.97      3.80      4.62      3.69      4.25
Net interest margin ..........................        2.76      3.54      4.29      3.65      4.24
Non-interest expense to average assets .......        9.09      9.05      9.83      4.40      3.83
Non-interest expense (exclusive of ON-LINE) to
  average assets .............................        3.80      4.28      4.99      3.61      --
Non-performing loans to net loans
  receivable (2) .............................        2.80      3.57      3.12      1.54      1.93
Non-performing assets to total assets (3) ....        3.39      4.14      3.43      2.26      1.72
Allowance for loan losses to non-performing
   loans (2) .................................       14.42     14.73     16.87     29.54     26.38
Allowance for loan losses to net loans
  receivable (3) .............................         .40       .53       .53       .45       .52
Ratio of net charge-offs during the period to
average loans ................................         .01       .01       .08       .03       --
  outstanding, excluding Discounted Loans
Average interest-earning assets to average
   interest-bearing liabilities ..............         .96x      .95x      .94x      .99x      1.00x
Book value per share .........................   $    9.18 $    9.25 $    9.28 $    8.82 $    7.73
Full-service customer service facilities .....        5         5         5         5         4


-------------------------
(1) Average balances are derived from month end balances.
(2) The formula used to calculate the ratios excludes balances related to the portfolio of Discounted Loans receivable from both the numerator and the denominator.
(3) The formulas used to calculate the ratios excludes from the numerator the balances related to the portfolio of Discounted Loans receivable.

LENDING ACTIVITIES

     GENERAL. Argo Savings' loans receivable, which includes loans held for sale, portfolio loans receivable, and discounted loans receivable totaled $245.2 million, excluding accrued interest, at December 31, 1998, representing 79.9% of Argo Savings' total assets. On that date, $233.5 million of total loans outstanding, or 93.64% of its total gross loan portfolio, consisted of loans secured by first mortgages on one- to four-family residential properties, $2.1 million, or 0.85%, consisted of loans secured by multi-family properties, and $1.4 million, or 0.56%, consisted of loans that are secured by commercial buildings primarily in suburban Cook and Lake County. In addition, at December 31, 1998, $12.0 million, or 4.95%, of its loan portfolio consisted of other loans, primarily comprised of home equity and construction loans.

     Argo Savings has focused its lending activities on the generation of profits from the sale of loans. Argo Savings originates long-term, fixed-rate mortgage loans with 15 and 30 year maturities generally for immediate sale in the secondary mortgage market. Such loans are originated, in most instances, through its mortgage brokerage subsidiary. Historically, Argo Savings' lending activity has also included the origination and purchase of adjustable rate mortgages ("ARMs"). The majority of the growth in the Argo Savings' loan balances in the current year is due to the purchase and origination of adjustable rate loans and seasoned fixed rate loans secured by single family residences located throughout the country. Argo Savings originated and purchased approximately $173.4 million of loans both for portfolio and for sale during 1998.

     ANALYSIS OF LOAN PORTFOLIO. The following table sets forth the composition of the Company's loan portfolio (loans held for sale are included in one- to four-family mortgage loans) in dollar amounts and in percentages of the portfolio at the dates indicated.


                                                                AT DECEMBER 31,
                                    ----------------------------------------------------------------------------
                                             1998                    1997                     1996
                                    ----------------------------------------------------------------------------
                                      AMOUNT   % OF TOTAL     AMOUNT    % OF TOTAL      AMOUNT    % OF TOTAL
                                      ------   ----------     ------    ----------      ------    ----------
                                                      (DOLLARS IN THOUSANDS)
Mortgage loans:
  One- to four-family:                $233,461     93.64%    $177,521       92.20%    $177,345        92.50%

  Multi-family......................     2,128       .85        1,252         .65        1,468          .77

  Commercial real estate............     1,390       .56        1,951        1.01        4,523         2.36
                                       -------     -----      -------       -----      -------        -----

    Total mortgage loans............   236,979     95.05      180,724       93.86      183,336        95.63

Other loans:
  Automobile........................        --       --             4         --             4          --
  Mobile home.......................       188       .08          208         .11          248          .13
  Other (1).........................    12,134      4.87       11,597        6.03        8,142         4.24
                                       -------     -----      -------       -----      -------        -----

    Total other loans...............    12,322      4.95       11,809        6.14        8,394         4.37
                                       -------     -----      -------       -----      -------        -----

    Total loans receivable (2)......   249,301    100.00%     192,533      100.00%     191,730       100.00%
                                                   -----                    -----                     -----
                                                   -----                    -----                     -----
  Unearned discounts, premiums and       3,172
    Deferred loan fees, net.........                            7,361                   17,636
  Allowance for loan losses.........       940                    814                      665
                                       -------                -------                  -------
    Loans receivable, net...........  $245,189               $184,358                 $173,429
                                       -------                -------                  -------
                                       -------                -------                  -------




                                                     AT DECEMBER 31,
                                    -------------------------------------------------
                                             1995                      1994
                                    -------------------------------------------------
                                       AMOUNT    % OF TOTAL     AMOUNT    % OF TOTAL
                                       ------    ----------     ------    ----------
Mortgage loans:
  One- to four-family:                $143,931       93.57%   $112,393        93.57%

  Multi-family......................     1,180         .77       1,177          .98

  Commercial real estate............     2,379        1.55       1,684         1.40
                                       -------       -----     -------        -----

    Total mortgage loans............   147,490       95.89     115,254        95.95

Other loans:
  Automobile........................         5         --           28          .02
  Mobile home.......................       379         .25         472          .39
  Other (1).........................     5,941        3.86       4,364         3.64
                                       -------       -----     -------        -----

    Total other loans...............     6,325        4.11       4,864         4.05
                                       -------       -----     -------        -----

    Total loans receivable (2)......   153,815      100.00%    120,118       100.00%
                                                     -----                    -----
                                                     -----                    -----
  Unearned discounts, premiums and
    Deferred loan fees, net.........    10,847                   1,442
  Allowance for loan losses.........       587                     613
                                       -------                 -------
    Loans receivable, net...........  $142,381                $118,063
                                       -------                 -------
                                       -------                 -------


----------------------------
(1) Consists primarily of $3.5 million of home equity loans secured by one- to four-family properties and $2.7 million of construction loans at December 31, 1998.
(2) Includes loans receivable and discounted loans receivable.

     LOAN ORIGINATIONS, PURCHASES AND SALES. Set forth below is a table showing Argo Savings' loan originations and loan purchases and sales for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                            1998         1997         1996
                                                      ------------------------------------------
                                                                   (IN THOUSANDS)
Loans originated:
 One- to four-family(1)............................   $   82,287    $  56,318    $  12,904
 Multi-family......................................          360          333          455
 Commercial real estate............................           --           --        1,440
                                                      ----------    ---------    ---------

   Total mortgage loans originated.................       82,647       56,651       14,799

Loans purchased:
 Mortgage loans....................................       79,623       39,521       58,722
 Discounted loans..................................           --        8,858       41,061
 Other loans.......................................       12,750           --           --
                                                      ----------    ---------    ---------
   Total loans purchased...........................       92,373       48,379       99,783
                                                      ----------    ---------    ---------
   Total loans originated and purchased............   $  175,020    $ 123,167     $135,496
                                                      ----------    ---------    ---------
                                                      ----------    ---------    ---------
Loans Sold:
 Mortgage loans receivable (2).....................   $   37,401    $  48,466    $  39,550
 Discounted loans..................................       11,893       20,711        7,515
 Other loans.......................................        1,067           --           --
                                                      ----------    ---------    ---------
 Total loans sold..................................   $   50,361    $  69,177    $  47,065
                                                      ----------    ---------    ---------
                                                      ----------    ---------    ---------

-----------------
(1) Originations and sales exclude $90.1 million, $38.0 million, and $ 3.5 million for the years ended December 31, 1998, 1997 and 1996, respectively, of loans originated and immediately sold directly to third party investors.

(2) Gains related to these sales were $695,000, $279,000 and $1,843,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

LOAN MATURITY AND REPRICING. The following table shows the maturity or period to repricing of Argo Savings' loan portfolio at December 31, 1998. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $75.9 million, $48.2 million, and $46.2 million for the years ended December 31, 1998, 1997, and 1996, respectively.



                                                             LOANS
                               ---------------------------------------------------------------------
                                 ONE- TO                  COMMERCIAL REAL
                               FOUR-FAMILY  MULTI-FAMILY      ESTATE      OTHER LOANS (1)   TOTAL
                               ---------------------------------------------------------------------
                                                         (IN THOUSANDS)
Amounts due:

 Within one year ...........   $  81,262      $     557      $     175      $   3,699      $  85,693
                               ---------      ---------      ---------      ---------      ---------

After one year:
 one to three years ........      21,099          1,087          1,215            138         23,539
 three to five years .......       1,595            113           --                6          1,714
 five to 10 years ..........      11,981              3           --              421         12,405
 10 to 20 years ............      10,459            286           --            8,058         18,803
 Over 20 years .............     107,065             82           --             --          107,147
                               ---------      ---------      ---------      ---------      ---------

 Total due after one year ..     152,199          1,571          1,215          8,623        163,608
                               ---------      ---------      ---------      ---------      ---------

Total amounts due ..........     233,461          2,128          1,390         12,322        249,301

Unearned discounts, premiums
 and deferred loan fees, net      (3,177)          --             --                5
                                                                                              (3,172)
Allowance for loan losses ..        (687)           (14)          (216)           (23)          (940)
                               ---------      ---------      ---------      ---------      ---------
Loans receivable, net ......   $ 229,597      $   2,114      $   1,174      $  12,304      $ 245,189
                               ---------      ---------      ---------      ---------      ---------
                               ---------      ---------      ---------      ---------      ---------


(1) Consists primarily of home equity loans secured by one- to four-family properties in the amount of $3.5 million and $2.7 million of construction loans.

The following table sets forth at December 31, 1998, the dollar amount of all loans due after December 31, 1999, and whether such loans have fixed or adjustable interest rates.

                                                                 AT DECEMBER 31, 1998
                                    --------------------------------------------------------------------------------
                                           FIXED RATES             ADJUSTABLE RATES                TOTAL
                                    --------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
Mortgage loans:
 One- to four-family..............         $ 130,367                $  21,832                   $ 152,199
 Multi-family.....................             1,571                       --                       1,571
 Commercial real estate...........             1,215                       --                       1,215
 Other loans......................             8,623                       --                       8,623
                                          -----------              -----------                 ------------

Total loans receivable .............       $ 141,776               $   21,832                  $  163,608
                                          -----------              -----------                 ------------
                                          -----------              -----------                 ------------



     LOAN ORIGINATIONS AND PURCHASES. The Savings Bank's principal business is attracting deposits from the general public and originating or purchasing loans primarily secured by one- to four-family residential real estate. To a lesser extent, the Savings Bank also originates multi-family and commercial real estate mortgage loans, home equity loans, construction loans, deposit account loans and other consumer loans. Historically the Savings Bank's lending portfolio consisted of those loans in existence in 1992 when the Company acquired Dolton Riverdale, which primarily consisted of one- to four-family residential mortgage loans. Since 1992, the Savings Bank has acquired portfolios of loans consisting primarily of performing seasoned one- to four-family residential mortgage loans. From time to time and in limited amounts, the Savings Bank has purchased, through Argo Mortgage and the Company through Empire, Discounted Loans. Discounted Loans are purchased by the Savings Bank with a view toward bringing such loans current for the Savings Bank's portfolio, for resale in the secondary market or for foreclosure and liquidation. Primarily as a result of its Discounted Loan Activities, the Savings Bank's level of non-performing loans to total loans has been historically higher than that of its peers.

     In order to expand its level of loan originations and purchases, in 1996 the Savings Bank established Margo as a majority-owned subsidiary. Since August 1996, the Savings Bank has engaged in both wholesale and retail lending activities primarily through Margo. Margo focuses on the origination, purchase, and sale of mortgage loans generally on a "servicing released" basis into the secondary market. Through Margo, the Savings Bank has originated loans through Correspondents located in various states throughout the country. ARM loans originated by Margo are generally retained by the Savings Bank for its portfolio, while fixed-rate loans originated by Margo are generally not retained in the Savings Bank's portfolio but are immediately sold in the secondary market. The Savings Bank will also sell ARM loans.

     The Savings Bank continues to purchase performing seasoned one- to four-family mortgage loans. For the years ended December 31, 1998, $79.6 million of such loans were purchased by the Savings Bank. In addition, Argo Mortgage purchases Discounted Loans for which the borrowers may not be current as to principal and interest payments. For the years ended December 31, 1998, 1997 and 1996, Argo Mortgage purchased $0, $8.9 million and $41.1 million of Discounted Loans, respectively. From time to time, Discounted Loans are also purchased by Empire, although the Company is reducing its emphasis on the purchase of Discounted Loans.

     USE AND QUALIFICATIONS OF CORRESPONDENTS. The core of Margo's Correspondents consist of a nationwide network of third party loan originators. Additional Correspondents are regularly added to Margo's list of third party originators through referrals (primarily from one of the five mortgage insurance companies utilized by Margo) and from contacts made at trade shows, conferences, and over the Internet. At December 31, 1998, Margo accepted applications from approximately 100 Correspondents.

     In order to be approved as a Correspondent for Margo, an applicant must meet certain defined criteria. In evaluating potential Correspondents, Margo looks at a number of criteria including, but not limited to, the financial statements of potential Correspondent, participation in trade associations, and continuing education. Quality control measures and historical performance with respect to originations and volume selling are also significant in selecting and continuing relationships with Correspondents. Margo seeks to enter into relationships with Correspondents who are experienced, educated and financially secure and who do not require day to day contact with Margo staff. In addition, management will maintain a relationship with a Correspondent only if the Correspondent brings an established level of loans to Margo on a monthly basis. Management believes that it will be able to sustain relationships with Correspondents meeting the foregoing criteria as it offers Correspondents what it believes to be very competitive rates. In addition, as an additional incentive to Correspondents to bring loans to Margo, Correspondents originating an average of $250,000 per month on select portfolio products for Margo are paid a servicing premium of 6.25 basis points on the outstanding principal balance on such loans per year, up to a maximum of seven years. In the event loans are sold, Correspondents are paid a fee equal to the present value of the remaining service fee premiums less the amounts paid to date.

     ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. Argo Savings, through Margo, originates, purchases and sells primarily fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences. At December 31,1998, Argo Savings' one- to four-family loan portfolio totaled $233.5 million, or 93.64% of Argo Savings' total loan portfolio. The loans generally fall into three categories: (1) Conventional Loans--loans which conform to all of the underwriting guidelines of Fannie Mae and Freddie Mac ("Agency Qualified"); (2) Expanded Criteria Loans--loans which are (a) not Agency Qualified, generally due to the borrower's credit profile, (b) are not as readily saleable in the secondary market as Conventional Loans and (c) are generally fixed-rate loans which are originated at interest rates higher than those of fixed-rate Conventional Loans; and (3) Portfolio Loans--ARM loans which (a) are not Agency Qualified, (b) are originated under specific criteria set forth by Argo Savings and (c) are not Conventional or Expanded Criteria Loans.

     The bulk of the loan originations by Margo have been sold. The Conventional Loans are either fixed-rate or ARM loans ranging from $10,000 up to a maximum of $240,000. These loans are sold into the secondary market through one of eight third-party wholesale conduits with servicing released. In the future, as the Company's cash flow and volume of Agency Qualified loans increases, Margo may sell such loans directly to the Agencies.

     The Portfolio Loans are adjustable-rate and, to a lesser extent, fixed-rate mortgage loans originated by Argo Savings, through Margo, with principal balances that range from $10,000 to $2.0 million and which are not necessarily Agency Qualified. The yield on these loans is generally 100 basis points higher than the yield on Agency Qualified loans. Portfolio Loans are generally retained by Argo Savings. From time to time, the Savings Bank has made strategic sales of such loans. Argo Savings, through Margo, also originates Portfolio Loans which are jumbo residential mortgage loans. Jumbo loans are loans with principal balances that generally range between $300,000 and $2.0 million. Adjustable-rate jumbo mortgage loans under $600,000 are generally held in Argo Savings' loan portfolio, while other jumbo mortgage loans are originated for sale. The yield on jumbo loans is generally between 125 and 375 basis points higher than the yield on Agency Qualified loans.

     Since September 1996, Argo Savings, through Margo, has enlarged its product offerings to include the origination of Expanded Criteria Loans. Since December 31, 1997, 3.6% of the loans originated by Margo were Expanded Criteria Loans. These loans are originated, in many instances, when the borrower's credit profile, or some aspect of the loan, does not adhere to the Agency underwriting guidelines. Expanded Criteria Loans are perceived by management as being advantageous to Argo Savings because they generally have higher interest rates and origination and servicing fees and generally lower loan-to-value ratios than loans that conform to Agency guidelines. In addition, management believes that the resources are available through its third party servicers to adequately service Expanded Criteria Loans as well as the experience to resolve loans that may become non-performing.

     As of December 31, 1998, the amount of Portfolio Loans originated by Margo which are non-performing is $966,000. Argo Savings intends to continue to expand the volume of Portfolio and Expanded Criteria Loans throughout the country through its nationwide network of Correspondents.

     Argo Savings requires title insurance to insure the priority of its lien on all of its mortgage loans. It also requires fire, flood, and casualty insurance on all its properties securing loans provided by Argo Savings and mortgage insurance on all loans with a loan-to-value of 80% or greater.

     MULTI-FAMILY RESIDENTIAL REAL ESTATE LENDING AND COMMERCIAL REAL ESTATE LENDING. Argo Savings also originates loans for the acquisition of existing multi-family residences or for the refinancing of such properties, such as five to twelve unit apartment buildings located in the greater Chicago metropolitan area. At December 31, 1998, Argo Savings had gross loans secured by multi-family properties in the amount of $2.1 million, or 0.85% of the total loan portfolio. Loans originated on multi-family dwellings are generally 5-year fixed-rate balloon mortgages amortized over thirty (30) years. An origination fee is generally charged on such loans. Multi-family residential real estate lending entails additional risk as compared with one- to four-family residential property lending. Multi-family real estate loans typically involve large loan balances to a single borrower or groups of affiliated borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. Argo Savings evaluates all aspects of multi-family real estate loan transactions in order to mitigate risk to the greatest extent possible. To minimize these risks, Argo Savings generally limits its multi-family lending to properties used solely for residential purposes. Argo Savings seeks to ensure that the property securing the loan will generate cash flow to adequately cover operating expenses and debt service payments. To this end, multi-family real estate loans generally are made at a loan-to-value ratio no greater than 75%.

     COMMERCIAL REAL ESTATE LENDING. The commercial real estate loan portfolio originated or purchased is primarily secured by office buildings and income-producing commercial properties and amounted to $1.4 million or 0.56% of the total gross loan portfolio at December 31, 1998.

     Argo Savings will continue on a limited basis to originate loans secured by commercial real estate. In underwriting these loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, position in the local and regional market, location and physical condition. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower. An appraisal report is prepared in accordance with OTS regulations by an outside appraiser qualified by federal and state law to substantiate property values for every multi-family and commercial real estate loan. These appraisal reports are reviewed by Argo Savings prior to the closing of the loan to assure compliance with OTS appraisal standards and policies and the adequacy of the value of the security property. Argo Savings also typically obtains full personal loan guarantees from the borrowers. Argo Savings validates such personal loan guarantees through an investigation of the borrower's personal finances.

     Commercial real estate lending entails significant additional risks as compared with one- to four-family residential property lending. Commercial real estate loans typically involve larger loan balances to a single borrower or groups of affiliated borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space, and as such may be subject to a greater extent to adverse conditions in the economy generally.

     CONSUMER LENDING. Argo Savings generates various types of secured consumer loans, primarily home equity loans and mobile home loans. The home equity loans are made for terms of up to ten (10) years, while mobile home loans have terms of up to fifteen (15) years. At December 31, 1998, Argo Savings' consumer loan portfolio totaled $12.3 million, or 4.95%, of Argo Savings' total loan portfolio, which included $2.7 million in construction loans.

     Management considers consumer loans to involve more credit risk than secured single family residential mortgage loans and, therefore, consumer loans generally yield a higher return to Argo Savings and generally provide Argo Savings with shorter maturities than single-family residential mortgage loans.

     LOAN APPROVAL AND UNDERWRITING. Loan applications are accepted by both Margo personnel and employees of the Savings Bank. Upon receipt of a loan application, credit reports are ordered to verify specific information relating to a loan applicant's employment, income, assets and credit standing, and for independent verification of all credit, income and liability information provided by the applicant. In the case of a real estate loan originated by the Savings Bank, or by Margo for the Savings Bank, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Savings Bank's Board of Directors. For loans originated for Margo by third parties, an independent appraiser approved by Margo is used.

     Margo uses five major mortgage insurance companies, any of which may act as a contract underwriter on all loans originated through its network of Correspondents. All loans originated for the Savings Bank's portfolio are also underwritten by Margo in order to ensure such conform to the specific loan program under which they are being originated. These insurance companies are provided with the Savings Bank's underwriting manuals and guidelines and all loans are underwritten to conform with the Savings Bank's guidelines. Written assurances that the manuals and guidelines have been adhered to, in the form of representations and warranties, are provided to Margo by the insurance company.

     Upon completion of the loan application processing activities, all other loan files are presented to the Savings Bank's loan underwriters if the loan is originated on behalf of the Savings Bank, or to third party investors if the loan is originated for immediate sale. In the case of the Savings Bank, certain senior officers have lending authority and may approve loans of up to $350,000 in the case of commercial loans and $450,000 in the case of one- to four-family loans, after completion of the underwriting process. Loans in excess of $350,000 but less than $500,000, in the case of commercial loans, and in excess of $450,000 and less than $600,000, in the case of one- to four-family loans, must be submitted to the Savings Bank's Lending Committee for approval. Loans in excess of $500,000, in the case of commercial loans, and $600,000, in the case of one- to four-family loans, are subject to approval by the Board of Directors of the Savings Bank.

     Loan applicants are promptly notified in writing of the final determination of the loan request by either the Savings Bank or Margo. If approved, the terms and conditions of the loan decision, including the amount of the loan, interest rate, amortization term, brief description of the real estate securing the mortgage as well as all conditions to final closing of the transaction are provided in writing to the loan applicant. The loan applicant is required to pay all costs incurred by Margo, as well as their own costs in connection with the loan closing. If denied, disclosure of the factors resulting in the denial is made pursuant to the requirements of applicable federal and state law.

     The loan documentation and processing activities utilized by the Savings Bank/Margo in connection with the origination of real estate loans conforms to standards imposed by the Agencies, as well as third party investor guidelines. Loan documentation and processing activities utilized by the Savings Bank/Margo also conform to requirements of the Agencies, as well as to the standards promulgated by the Federal Housing Authority ("FHA"), the Department of Housing and Urban Development ("HUD") and the Veterans Administration ("VA"). Additionally, written policies and procedures governing the origination of mortgage and other loans conforming to regulatory guidelines promulgated by the OTS are in place and utilized by the Savings Bank.

     Statistics regarding the loan applications, including those both denied and approved, are retained by the Savings Bank and Margo, and reported annually under the Home Mortgage Disclosure Act. Quality control procedures verifying data obtained through loan processing activities are in place at the Savings Bank and Margo.

     LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans and commitment fees for making loans, Argo Savings earns fees in connection with originating loans. Origination fees are a percentage of the principal amount of the mortgage loan charged to the borrower for the granting of the loan. Loan fees are accounted for by deferring all loan origination fees and certain direct costs associated with originations. Net deferred fees or costs are amortized as yield adjustments over the life of the related loans using the interest method, adjusted for estimated prepayment based on the Savings Bank's historical prepayment experience. At December 31, 1998, Argo Savings had $1.2 million in net deferred loan costs that will be recognized in future periods.

     Loan origination and commitment fee income varies with the volume and type of loans and commitments made and purchased and with competitive conditions in mortgage markets, which in turn tend to vary in response to the demand and availability of money.

     Argo Savings also receives other fees and charges relating to existing loans, which include late charges, and fees collected in connection with a change in borrower or other loan modifications.

     PROBLEM ASSETS AND ASSET CLASSIFICATION. In accordance with Federal regulations, loans and other assets are reviewed by Argo Savings on a regular basis for a determination of need to classify such assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor, or of the current realizable value of the collateral pledged. "Substandard" assets include those characterized by the "distinct possibility" that Argo Savings will sustain "some loss" if the deficiencies noted are not corrected. Assets classified as "Doubtful" have all the weaknesses inherent in those classified as "Substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of "currently existing facts, conditions and values," "highly questionable and improbable." Assets classified as "Loss" are those considered "uncorrectable" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. An allowance for losses is established in amounts deemed prudent by management. General allowances represent loss allowances which have been established by Argo Savings to recognize the inherent risk associated with lending activities but which, unlike specific allowances, have not been allocated to a particular problem asset. When an asset is classified as "Loss," Argo Savings is required to establish a specific allowance for such losses equal to 100% of the amount of the asset so classified, or to charge-off such amount. Recently, the OTS discontinued classifying Assets as "special mention" if such assets possessed weakness but did not expose the institution to sufficient risk to warrant classification in the Substandard category.

     At December 31, 1998, Argo Savings had $6.5 million of loans and $3.9 million of REO classified as Substandard or Doubtful, respectively. Excluded from this total is the $3.0 million of Discounted Loans ninety (90) days or more past due. Management does not consider these loans non-performing and thus excludes them from all non-performing loan analyses and from all general valuation allowance analyses. If an asset or portion thereof is classified as Loss, Argo Savings must either establish a specific allowance for loan losses in the amount of 100 percent of the portion of the asset classified as Loss, or charge off such amount. At December 31, 1998, Argo Savings had no assets classified as Loss. Management evaluates collectibility of the Discounted Loans receivable on an aggregate pool basis.

     As a general rule, Argo Savings has entered into contractual arrangements with third parties ("Sub-servicers") who collect principal and interest payments from obligors on loans owned by Argo Savings, pay real estate property taxes and ensure collateral securing loans remains insured for the benefit of Argo Savings, in accordance with generally recognized servicing standards and practices. Sub-servicers remit payments received from loan obligors and submit monthly reports detailing delinquencies and other matters to Argo Savings. Argo Savings may handle managing the process of collection and liquidation of loan assets, however, in some instances, Sub-servicers are charged with such responsibility. Generally, when a loan becomes 15 days or more past due, the Sub-servicer submits a reminder notice to the loan obligor. For loans 30-89 days delinquent, additional notices are submitted to the borrower, and the Sub-servicer attempts telephonic contact. After principal and interest are 90 days or more past due, and the loan obligor has failed to respond to the Sub-servicer and no forbearance or other repayment plan has been agreed to, the Sub-servicer generally initiates foreclosure action. Argo Savings' policy is to stop accruing interest for any loan in excess of 90 days delinquent separate from management's analysis as to the future collectibility of interest.

     Real estate acquired through foreclosure or deed in lieu of foreclosure or in judgment is carried at the lower of the fair market value less cost to dispose or the related loan balance at the date of foreclosure. An allowance for loss is established by a charge to operations or a transfer from the allowance for loan losses if the carrying value of REO exceeds its fair value less cost to dispose. Sub-servicers generally manage the disposition process for Argo Savings, contracting for security and maintenance of REO, listing REO with real estate brokers for sale, submitting offers to purchase to Argo Savings for review and approval, and arranging for final sale of REO utilizing attorneys and title companies licensed in the jurisdiction where REO is located. The disposition of REO related to Discounted Loans is now managed by Argo Savings through its in-house personnel.

     The following table sets forth information with respect to the Savings Bank's non-performing assets as of the dates indicated. As of the dates shown, the Savings Bank had no restructured loans.


                                                                    AT DECEMBER 31,
                                                 ---------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
                                                    1998       1997       1996       1995          1994
                                                 ---------------------------- ----------------------------
Non-performing loans (1)(2) ..................   $  6,518    $  5,525    $  3,942    $  1,987    $   2,324
Foreclosed real estate, net (3) ..............      3,875       4,251       3,913       1,473          359
                                                 --------    --------    --------    --------    ---------

Total non-performing assets ..................   $ 10,393    $  9,776    $  7,855    $  3,460    $   2,683
                                                 --------    --------    --------    --------    ---------
                                                 --------    --------    --------    --------    ---------
Allowance for estimated loan losses as a
 percentage of net loans receivable (1) ......        .40%        .53%        .53%        .45%         .52%
                                                 --------    --------    --------    --------    ---------
                                                 --------    --------    --------    --------    ---------
Allowance for loan losses to non-performing
 loans .......................................      14.42%      14.73%      16.87%      29.54%       26.38%
                                                 --------    --------    --------    --------    ---------
                                                 --------    --------    --------    --------    ---------
Non-performing loans as a percentage of loans
 receivable (1) ..............................       2.80%       3.57%       3.12%       1.54%        1.93%
                                                 --------    --------    --------    --------    ---------
                                                 --------    --------    --------    --------    ---------
Non-performing assets as a percentage of total
 assets (1) ..................................       3.39%       4.14%       3.43%       2.26%        1.72%
                                                 --------    --------    --------    --------    ---------
                                                 --------    --------    --------    --------    ---------


-------------------
(1)  All non-performing loan totals exclude Discounted Loans receivable ninety
     (90) days or more past due which at December 31, 1998, 1997, 1996 1995 and 1994 amounted to $3.0 million, $6.2 million, $15.5 million, $8.4 million and $451,000, respectively.

(2) At December 31, 1998, $1.5 or 23.1% of the $6.5 million in non-performing loans represent loans originated by the Savings Bank. The remaining loans represent loans purchased by the Savings Bank.

(3) Includes $2.7 million of foreclosed real estate related to the Discounted Loans receivable portfolio at December 31, 1998.

     At December 31, 1998, the Savings Bank had $6.5 million of Portfolio Loans receivable and loans held for sale and $3.0 million of Discounted Loans receivable ninety (90) days or more delinquent. At both December 31, 1998 and December 31, 1997, the Bank had approximately $3.9 million and $4.2 million, respectively, of REO. This stabilization is the result of the Savings Bank's reduction in its position in Discounted Loans receivable as the Company focuses its resources on conventional lending.

     The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:


                                              AT DECEMBER 31, 1998
                            ---------------------------------------------------
                                 30-89 DAYS               90 DAYS OR MORE
                            ---------------------     -------------------------
                                          LOANS                     LOANS
                             NUMBER    RECEIVABLE,     NUMBER    RECEIVABLE,
                            OF LOANS       NET        OF LOANS       NET
                            ----------- ------------- ----------- -------------
                                           (DOLLARS IN THOUSANDS)
Mortgage loans:
 One- to four-family ....      114       $6,042          100       $6,128
 Multi-family ...........        1          112            2          225
 Commercial .............     --           --           --           --
                            ------       ------       ------       ------

   Total mortgage loans .      115        6,154          102        6,353

Other loans .............        7          273            3          165
                            ------       ------       ------       ------

   Total ................      122       $6,427          105       $6,518
                            ------       ------       ------       ------
                            ------       ------       ------       ------
Delinquent loans to total
 loans receivable (1) ...                 2.76%                      2.80%
                                         ------                    ------
                                         ------                    ------


                                              AT DECEMBER 31, 1997
                            ----------------------------------------------------
                                  30-89 DAYS               90 DAYS OR MORE
                            ----------------------    --------------------------
                                          LOANS                      LOANS
                             NUMBER    RECEIVABLE,     NUMBER     RECEIVABLE,
                            OF LOANS       NET        OF LOANS        NET
                            ----------- ------------- ------------ -------------
                                               (DOLLARS IN THOUSANDS)
Mortgage loans:
 One- to four-family ....      107       $4,862           95       $5,474
 Multi-family ...........     --           --           --           --
 Commercial .............     --           --           --           --
                            ------       ------       ------       ------

   Total mortgage loans .      107        4,862           95        5,474

Other loans .............     --           --              9           51
                            ------       ------       ------       ------

   Total ................      107       $4,862          104       $5,525
                            ------       ------       ------       ------
                            ------       ------       ------       ------
Delinquent loans to total
 loans receivable (1) ...                  3.16%                     3.57%
                                         ------                    ------
                                         ------                    ------



                                                    AT DECEMBER 31, 1996
                                      ------------------------------------------------
                                          30-89 DAYS              90 DAYS OR MORE
                                      ---------------------     ----------------------
                                                    LOANS                     LOANS
                                       NUMBER     RECEIVABLE,     NUMBER    RECEIVABLE,
                                      OF LOANS       NET        OF LOANS       NET
                                      ----------- ------------- ----------- -------------
                                                (DOLLARS IN THOUSANDS)
Mortgage loans:
 One- to four-family ................      115      $4,055            65       $3,908
 Multi-family .......................     --          --            --           --
 Commercial .........................     --          --            --           --
                                         ------     ------        ------       ------

   Total mortgage loans .............      115       4,055            65        3,908

Other loans .........................        1           1            13           34
                                         ------     ------        ------       ------

       Total ........................      116      $4,056            78       $3,942
                                         ------     ------        ------       ------
                                         ------     ------        ------       ------
Delinquent loans to total
 loans receivable (1) ...............                 3.21%                      3.12%
                                                    ------                     ------
                                                    ------                     ------


------------------------------

(1)  Excludes balances related to portfolio of Discounted Loans receivable.


     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans deemed uncollectible. At December 31, 1998, the Savings Bank experienced a decrease in the percentage of net loans 90 days or more delinquent from 3.57% of total loans receivable and loans held for sale (excluding Discounted Loans at December 31, 1998) to 2.80% of total loans receivable and loans held for sale (excluding Discounted Loans) at December 31, 1997. In addition to the allowance for loan losses, the Savings Bank maintains an allowance for losses on foreclosed real estate. The balance at December 31, 1998, represents specific reserves currently in place on REO. As of December 31, 1998, all of the allowance for loan losses pertains to a general allowance. Argo Savings had no specific reserves established at December 31, 1998, other than the reserves against REO. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off.

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

     The following table sets forth information with respect to Argo Savings' allowance for loan losses by loan category for the years and at the dates indicated.



                                                                 AT DECEMBER 31,
                                                  -----------------------------------------------
                                                  1998      1997      1996      1995      1994
                                                  -----------------------------------------------
                                                                 (IN THOUSANDS)
Balance at beginning of period:
 Mortgage loans:
   One- to four-family ........................   $  61     $ 412     $ 330     $ 315     $ 313
   Multi-family ...............................      14        14        14        14        14
 Commercial loans .............................     216       216       216       216       216
 Other loans ..................................      23        23        27        68        70
                                                  -----     -----     -----     -----     -----
 Total ........................................     814       665       587       613       613

Provision for loan losses:
 Mortgage loans:
   One- to four-family ........................     355       210       248        96        45
   Multi-family ...............................    --        --        --        --        --
 Commercial loans .............................    --        --        --        --        --
 Other loans ..................................    --        --        --         (41)        3
                                                  -----     -----     -----     -----     -----
 Total ........................................     355       210       248        55        48

Purchased allowance one- to four-family loans .      30      --        --        --        --
Transfer to allowance for losses on foreclosed
   real estate ................................    (240)      (50)      (77)      (45)      (43)

Charge-offs:
 Mortgage loans:
   One- to four-family ........................     (19)      (11)      (89)      (36)     --
   Multi-family ...............................    --        --        --        --        --
 Commercial loans .............................    --        --        --        --        --
 Other loans ..................................    --        --          (4)     --          (5)
                                                  -----     -----     -----     -----     -----
 Total ........................................     (19)      (11)      (93)      (36)       (5)
                                                  -----     -----     -----     -----     -----

Balance at end of period:
 Mortgage loans:
   One- to four-family ........................     687       561       412       330       315
   Multi-family ...............................      14        14        14        14        14
 Commercial loans .............................     216       216       216       216       216
 Other loans ..................................      23        23        23        27        68
                                                  -----     -----     -----     -----     -----
 Total ........................................   $ 940     $ 814     $ 665     $ 587     $ 613
                                                  -----     -----     -----     -----     -----
                                                  -----     -----     -----     -----     -----
Ratio of net charge-offs during the period to
  loans outstanding, excluding Discounted Loans     .01%      .01%      .08%      .03%      --%
                                                  -----     -----     -----     -----     -----
                                                  -----     -----     -----     -----     -----
Ratio of allowance for loan losses to net loans
  receivable, excluding Discounted Loans ......     .40%      .53%      .53%      .45%      .52%
                                                  -----     -----     -----     -----     -----
                                                  -----     -----     -----     -----     -----

PURCHASED MORTGAGE SERVICING RIGHTS

     Purchase Mortgage Servicing Rights ("PMSRs") represent the right to receive a fee for the collection and administration of the mortgage payments on the loans being serviced for others. The cost of acquiring the right to service the mortgage loans is carried as a capitalized asset and amortized proportionately over the estimated remaining lives of the loans serviced. The servicing of mortgages primarily consists of the collection of monthly principal and interest payments, collection and disbursement of escrow funds for taxes and insurance, providing various customer services and account maintenance, reporting, foreclosure processing, and investor notification. For performing these administrative tasks, the servicer retains a monthly servicing fee generally calculated as a percentage of the outstanding loan balance, and holds the escrowed payments for taxes and insurance in non-interest-bearing custodial accounts. The servicing fee is intended to cover anticipated operating expenses incurred in servicing the loans and to provide for an adequate profit margin. The Company uses independent Sub-servicers to perform the administrative activities discussed above under a sub-servicing agreement. The Company's primary administrative task associated with PMSRs is to review monthly analyses of all servicing and accounting reports prepared by the Sub-servicer and to perform regular on-site inspections and reviews of the Sub-servicers' operations.

     Prior to completing any acquisition of servicing rights, the Company analyzes a wide range of parameters with respect to each portfolio under consideration. This review includes the projected revenues and expenses, geographic distribution, interest rate distribution, loan-to-value ratios, outstanding balances, delinquency history and other statistics. Due diligence is either performed by Argo Savings' employees or a designated independent contractor on a representative sample of the mortgages involved. The purchase price is based on the present value of the expected future stream of cash flows, computed by using a discount rate that management considers to approximately reflect the risk associated with the investment, and using a loan prepayment assumption that management considers to be conservative relative to the characteristics of the serviced loans. Management does not purchase PMSRs with recourse servicing, thus the Company is not subject to the risk of and costs (including foreclosure costs) associated with borrower default on the underlying loans.

     Mortgage servicing activities carry interest rate risk since the total amount of servicing fees earned, as well as the amortization of the investment in the servicing rights, fluctuates based on loan prepayments which generally result from changes in market interest rates and the effect of these changes on the average life of the underlying residential mortgage loans. Prepayment of the mortgage loans may be influenced by a variety of economic, geographic, social, and other factors and, most importantly, the difference between interest rates on the mortgage loans underlying the PMSRs and prevailing mortgage rates available for comparable mortgages.

     The value of PMSRs generally decrease in a declining interest rate environment and increase in a rising interest rate environment due to the actual or anticipated fluctuation in the prepayment speeds of the underlying mortgage loans. The value of the PMSRs reacts inversely with the other interest-earning assets of Argo Savings. The value of mortgage loans, comprising the majority of Argo Savings' assets, decreases in a rising interest rate environment and increases in a declining interest rate environment.

     Argo Savings' principal investment is through a $4.5 million equity interest in a limited partnership whose business activities are to purchase mortgage servicing rights. There are several unaffiliated equity investors in the limited partnership. The purchase of the servicing rights is then leveraged, allowing the limited partnership to purchase rights equaling one to three times the equity investment by its partners. The cost of the borrowings, as well as the service income and expense and related amortization, is recorded at the limited partnership level. Each quarter, financial statements are issued to the limited partnership by

Dovenmuehle Mortgage, Inc. ("DMI"), the general partner of the limited partnership and the pro-rata share of the income for each investor is calculated by DMI. Argo Savings records its share of income or loss on the equity method for the partnership investment. At the end of five years, or at such time as the investors may agree, the servicing rights will be sold and the proceeds divided pro-rata among the investors. As with a direct investment in PMSRs, the collateral behind the equity investment is the servicing rights. All limited partnership purchases of servicing rights must be approved by all equity investors and undergo the same guidelines outlined previously for direct purchases of servicing. The task of finding and acquiring the servicing rights controlled by the limited partnership as well as all associated administrative duties, is assigned to DMI. DMI also sub-services the PMSRs in the partnership. The limited partnership is audited annually by an independent auditor and an independent third party valuation of the partnership's PMSR is performed quarterly. In addition, unaudited financial statements of the limited partnership are distributed quarterly by DMI to each investor. The audited financial statements, the unaudited quarterly financial statements and the quarterly valuations are sent directly to each equity investor. As a result of the current decline in the interest rate market, DMI has actively moved to retain servicing rights on refinancings. The loans may be refinanced at lower rates, for longer terms, and, from time to time, with higher balances with the servicing on such loans retained by the limited partnership.

     Argo Savings accounts for the investment in the limited partnerships using the equity method of accounting. Income or loss is recorded based upon information received from DMI. DMI obtains quarterly valuations from an independent appraiser for the limited partnership. At December 31, 1998, the valuation had an appraisal value lower than the current book value. The general partner recorded a valuation allowance. Argo Savings' proportionate share of the writedown was $1.4 million which Argo Savings has recorded based upon information received from DMI.

     In addition to its investment in the limited partnerships, at December 31, 1998, the Savings Bank had a $593,000 investment in a PMSR portfolio that it owns directly. At December 31, 1998, this directly owned PMSR portfolio consisted of 1,184 mortgage loans having an outstanding principal balance of $46.8 million.

     A secondary benefit derived from the PMSRs is the interest free custodial accounts comprised of the borrowers' taxes and insurance escrows and, for a short time period, the float on their principal and interest payments. The custodial balances are maintained in non-interest-bearing accounts and are not affected by changes in interest rates. The custodial balances relating to the servicing owned at December 31, 1998, were $5.3 million.

INVESTMENT ACTIVITIES

     The Savings Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Savings Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1998, the Savings Bank's liquidity ratio (liquid assets as a percentage of deposits and borrowings payable in one year or less) was 6.35%.

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

     Generally, the investment policy of the Savings Bank is to invest funds among various categories of investments and maturities based upon the Savings Bank's asset/liability management policies, liquidity needs and performance objectives, and investment quality and marketability. It is the Savings Bank's general policy to invest in certificates of deposit, overnight funds, and securities, which are securities of government sponsored entities and federal agency obligations, and other issues that are rated investment grade. At December 31, 1998, the Company had $7.6 million of investment securities available for sale with an aggregate market value of $7.2 million.

     The Company maintains a portfolio of readily marketable equity securities, generally comprised of the equity securities of government sponsored entities and the holding companies for local, regional and national banks, savings banks and savings and loan associations. Generally, the Company has acquired non-control positions in financial institution equities which management believes, after analysis of market pricing, business practices, and earnings potential, are under-valued and represent an opportunity for profit from sales of such securities. At December 31, 1998, the Company and the Savings Bank had $2.8 million in these securities.

     In addition, the Company has been actively trading various marketable equity securities, primarily Fannie Mae and FHLMC stock. These securities were classified as trading at December 31, 1998. The balance of the trading portfolio was $693,000 at December 31, 1998 and market value approximated cost.

     The following table sets forth the composition of the Company's debt and equity and mortgage-backed securities portfolios in dollar amounts and percentages at the dates indicated.


                                                                     AT DECEMBER 31,
                                         ------------------------------------------------------------------------
                                                 1998                     1997                     1996
                                         --------------------  --------------------  ---------------------
                                            FAIR       % OF      FAIR       % OF      FAIR       % OF
                                            VALUE     TOTAL      VALUE      TOTAL     VALUE      TOTAL
                                         --------------------  --------------------  ---------------------
Debt securities:
  U.S. Government and agency
  obligations ..........................   $ 2,088    28.97%    $   --        ---%    $  --        ---%
 Municipal bonds .......................       380     5.27         380      7.64         602     10.40
                                           -------   -------    -------     ------    -------     ------
   Total debt securities ...............   $ 2,468    34.29%    $   380      7.64%    $   602     10.40%
                                           -------   -------    -------     ------    -------     ------
                                           -------   -------    -------     ------    -------     ------
Equity securities ......................   $ 2,809    38.97%    $ 1,667     33.51%    $   282      4.87%
                                           -------   -------    -------     ------    -------     ------
                                           -------   -------    -------     ------    -------     ------
Mortgage-backed securities:
 Freddie Mac ...........................   $   109     1.51%    $   124      2.51%    $   826     14.27%
 Fannie Mae ............................     1,797    24.93       2,799     56.26       3,949     68.23
 Ginnie Mae ............................      --        --          --        --          152      2.62
                                           -------   -------    -------     ------    -------     ------
   Total mortgage-backed securities ....     1,906    26.44%      2,923     58.77%      4,927     85.12%
 Net premium (discount) ................        32      .44          39       .78          60      1.04
 Unrealized loss on securities
   available-for-sale ..................        (7)    (.09)        (35)     (.70)        (83)    (1.43)
                                           -------   -------    -------     ------    -------     ------
 Net mortgage-backed securities ........   $ 1,931    26.79%    $ 2,927     58.85%    $ 4,904     84.73%
                                           -------   -------    -------     ------    -------     ------
                                           -------   -------    -------     ------    -------     ------
   Total securities available-for-sale $     7,208      100%     $ 4,974      100%    $ 5,788       100%
                                           -------   -------    -------     ------    -------     ------
                                           -------   -------    -------     ------    -------     ------
FHLB of Chicago stock ..................   $ 1,911      100%     $ 3,271      100%    $ 3,428       100%
                                           -------   -------    -------     ------    -------     ------
                                           -------   -------    -------     ------    -------     ------



     The following table sets forth the amortized cost and fair values of the Company securities at the dates indicated.


                                                                    AT DECEMBER 31,
                                       ---------------------------------------------------------------------
                                              1998                     1997                     1996
                                       ----------------------   ----------------------  --------------------
                                        AMORTIZED    FAIR       AMORTIZED     FAIR       AMORTIZED    FAIR
                                          COST      VALUE          COST      VALUE         COST       VALUE
                                       ----------------------   ----------------------  --------------------
Securities available-for-sale:
 U.S. Government and agency
  obligations ......................   $2,091       $2,088         $---       $---         $---         $---

 Municipal bonds ...................      370          380          370        380          557          602

 Equity securities .................    3,195        2,809        1,695      1,667          226          282

 Mortgage-backed securities:
  Freddie Mac ......................      110          109       $  125        124          826          834
  Fannie Mae .......................    1,827        1,822        2,837      2,803        4,009        3,910
  Ginnie Mae .......................     --           --           --         --            152          160
                                       ------       ------       ------     ------       ------       ------

  Total mortgage-backed securities .    1,937        1,931        2,962      2,927        4,987        4,904
                                       ------       ------       ------     ------       ------       ------

Total securities available-for-sale    $7,593       $7,208       $5,027     $4,974       $5,770       $5,788
                                       ------       ------       ------     ------       ------       ------
                                       ------       ------       ------     ------       ------       ------
FHLB-Chicago stock .................   $1,911       $1,911       $3,271     $3,271       $3,428       $3,428
                                       ------       ------       ------     ------       ------       ------
                                       ------       ------       ------     ------       ------       ------


The table below sets forth certain information regarding the amortized costs, weighted average yields and contractual maturities of investment securities as of December 31, 1998.


                                                    DECEMBER 31, 1998
                          -----------------------------------------------------------------
                                                 MORE THAN ONE YEAR  MORE THAN FIVE YEARS
                             ONE YEAR OR LESS       TO FIVE YEARS        TO TEN YEARS
                          -----------------------------------------------------------------
                                     WEIGHTED              WEIGHTED              WEIGHTED
                           AMORTIZED AVERAGE     AMORTIZED AVERAGE   AMORTIZED    AVERAGE
                             COST      YIELD       COST      YIELD      COST       YIELD
                          ------------------------------------------------------------------
Investment securities
   Available-for-sale:
   Municipal Bonds........  $    --       --%   $     --       --%    $   --          --%
   Equity Securities (1)..    4,786       --          --       --        250          --
   Mortgage-backed
     securities:
     Freddie Mac .........       --       --          --       --         --          --
     Fannie Mae ..........       --       --          --       --         --          --
                            -------     ----    --------    -----     ------       -----

       Total
          mortgage-backed
          securities .....       --       --          --       --         --          --
                            -------     ----    --------    -----     ------       -----

       Total investment
         securities
        available-for-
        sale .............  $ 4,786        --%  $     --       --%    $   250         --
                            -------     ----    --------    -----     ------       -----
                            -------     ----    --------    -----     ------       -----

FHLB-Chicago stock (1) ...  $    --        --%  $     --       --%    $    --         --%
                            -------     ----    --------    -----     ------       -----
                            -------     ----    --------    -----     ------       -----







                                        DECEMBER 31, 1998
                          --------------------------------------------
                              MORE THAN TEN
                                  YEARS                 TOTAL
                          --------------------------------------------
                                       WEIGHTED              WEIGHTED
                            AMORTIZED   AVERAGE   AMORTIZED   AVERAGE
                              COST       YIELD      COST       YIELD
                          --------------------------------------------
Investment securities
   Available-for-sale:
   Municipal Bonds........ $   370      9.50%   $   370      9.50%
   Equity Securities (1)..     250      6.29      5,286
   Mortgage-backed
     securities:
     Freddie Mac .........     110      6.11        110      6.11
     Fannie Mae ..........   1,827      6.48      1,827      6.48
                           -------      ------   --------    ------

       Total
          mortgage-backed
          securities .....   1,937       6.46      1,937     6.46
                           -------      ------   --------    ------

       Total investment
         securities
        available-for-
        sale ............. $ 2,557       6.88%  $  7,593        --%
                           -------      ------   --------    ------
                           -------      ------   --------    ------

FHLB-Chicago stock (1) ... $   --         --%   $  1,911        --%
                           -------      ------   --------    ------
                           -------      ------   --------    ------




--------------

(1)  Weighted average yield does not include equity securities.



SOURCES OF FUNDS AND BORROWINGS

     GENERAL. Deposits are the major source of Argo Savings' funds for lending and other investment purposes. In addition to deposits, Argo Savings derives funds from loan principal repayments, proceeds from sales of loans, borrowings, and the custodial balances on loans serviced for others. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in the availability of other sources of funds. They may also be used on a longer term basis for general business purposes. In addition, the Company's sources of funds include borrowed money, which includes advances from the Federal Home Loan Bank, a note payable, a margin account and federal funds purchased. In addition, the Company has issued junior subordinated debentures.

     DEPOSITS. Argo Savings offers a number of deposit accounts, including tiered passbook accounts, NOW accounts, money market accounts and certificate accounts currently ranging in maturity from seven days to ten years. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the period the funds must remain on deposit and the interest rate. Argo Savings in the past has utilized brokered deposits, and will continue to use this source of funds as needed in the future. Argo Savings had $7.4 million in brokered deposits at December 31, 1998. Argo Savings has traditionally priced its deposit products at or near market rates in its primary market.

     DEPOSIT FLOW. The following table sets forth the change in dollar amount of savings accounts offered by Argo Savings between the dates indicated.



                                  AMOUNT AT      PERCENT                  AMOUNT AT     PERCENT
                                  DECEMBER 31,   OF TOTAL    INCREASE    DECEMBER 31,   OF TOTAL     INCREASE
                                   1998          DEPOSITS   (DECREASE)       1997       DEPOSITS    (DECREASE)
                                -------------- ------------------------ -------------- ----------- -----------
                                                  (DOLLARS IN THOUSANDS)

Non-interest bearing accounts     $ 18,244           7.8%   $ 13,748       $  4,496          2.6%   $    885
Passbook accounts ...........       21,307           9.1       3,700         17,607         10.2        (742)
NOW accounts ................        9,045           3.9         316         13,225          5.1         (86)
Money market accounts .......        4,706           2.0      (1,517)         6,223          3.6       1,266
                                  --------         ------   --------       --------        -----    --------

  Total .....................       53,302          22.8      16,247         37,055         21.5       1,323
                                  --------         ------   --------       --------        -----    --------
Certificate accounts:
 3.99% or less ..............         --          --             (10)            10       --             (42)
 4.00% to 4.99% .............       28,491          12.2      27,617            874           .5         105
 5.00% to 5.99% .............      139,039          59.7      76,104         62,935         36.5      (8,234)
 6.00% to 6.99% .............       11,665           5.0     (58,297)        69,962         40.5      30,768
 7.00% to 7.99% .............          475           0.3      (1,038)         1,513          0.9      (2,099)
 8.00% to 8.99% .............            8        --            (112)           120          0.1          21
                                  --------         ------   --------       --------        -----    --------
  Total .....................      179,678          77.2      44,264        135,414         78.5      20,519
                                  --------         ------   --------       --------        -----    --------

Total deposits ..............     $232,980         100.00%  $ 60,511       $172,469        100.0%   $ 21,842
                                  --------         ------   --------       --------        -----    --------
                                  --------         ------   --------       --------        -----    --------

Weighted Average Rate .......                        4.76%                                  5.18%
                                                     ----                                   ----
                                                     ----                                   ----





                                 AMOUNT AT      PERCENT
                                 DECEMBER 31,    OF TOTAL    INCREASE
                                   1996         DEPOSITS    (DECREASE)
                               -------------- ------------------------

Non-interest bearing accounts     $  3,611          2.4%   $    323
Passbook accounts ...........       18,349         12.2        (167)
NOW accounts ................        8,815          5.9        (727)
Money market accounts .......        4,957          3.3         474
                                  --------        -----    --------

  Total .....................       35,732         23.8         (97)
                                  --------        -----    --------
Certificate accounts:
 3.99% or less ..............           52         --            34
 4.00% to 4.99% .............          769          0.5      (4,688)
 5.00% to 5.99% .............       71,169         47.2      34,232
 6.00% to 6.99% .............       39,194         26.0       8,634
 7.00% to 7.99% .............        3,612          2.4     (10,938)
 8.00% to 8.99% .............           99          0.1         (34)
                                  --------        -----    --------


  Total .....................      114,895         76.2      27,240
                                  --------        -----    --------
Total deposits ..............     $150,627        100.0%   $ 27,143
                                  --------        -----    --------
                                  --------        -----    --------

Weighted Average Rate .......                     5.13%
                                                  -----
                                                  -----


     CERTIFICATE ACCOUNTS. The following table presents the amount of certificate accounts outstanding at December 31, 1998, and the periods to maturity or repricing.


                                            WEIGHTED
                                             AVERAGE
                               AMOUNT         RATE
                             --------       --------
                              (DOLLARS IN THOUSANDS)
Within one year (1).....     $154,178        5.43%
One to three years......       22,142        5.40
Thereafter .............        3,358        5.95
                             --------        ----

Total ..................     $179,678        5.45%
                             --------        ----
                             --------        ----

----------------
(1) Includes a $13 million certificate that matured on February 22, 1999 and was renewed at that time for an additional 90 days.


     At December 31, 1998, Argo Savings had outstanding $54.9 million of certificate of deposit accounts in amounts of $100,000 or more maturing or repricing as follows:


                                    AMOUNT
                                --------------
                                (IN THOUSANDS)
Three months or less ...........  $19,719
Over three through six months...   11,720
Over six through 12 months .....   18,865
Over 12 months .................    4,597
                                  -------

Total ..........................  $54,901
                                  -------
                                  -------


     Argo Savings had pledged investment securities with principal balances totaling approximately $6.4 million at December 31, 1998, as collateral to secure certain public deposits. In addition to securities at December 31, 1998 and 1997, the Savings Bank also had letters of credit totaling $13,260,000 and $15,402,000 as collateral to secure several State of Illinois certificates. The total State of Illinois certificates secured by letters of credit and securities totaled approximately $15,102,000 and $14,100,000 in 1998 and 1997, respectively.

     DEPOSIT ACTIVITY. The following table sets forth the deposit activities of the Savings Bank for the periods indicated.


                                                                       YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                              1998            1997             1996
                                                           -----------     ------------    -------------
                                                                           (IN THOUSANDS)
Deposits in excess of withdrawals...........                 $51,770        $ 13,262        $ 20,710
Interest credited...........................                   8,741           8,580           6,433
                                                             -------       ---------       ---------
  Net increase in savings
    deposits................................                 $60,511        $ 21,842        $ 27,143
                                                             -------       ---------       ---------
                                                             -------       ---------       ---------

     Substantially all of Argo Savings' depositors are residents of the States of Illinois and Indiana.

     BORROWINGS. The Company's borrowings at December 31, 1998 include a note payable, a margin account, capital lease obligations, FHLB advances, federal funds purchased and junior subordinated debentures.

     During 1998, the Company issued 11% junior subordinated debentures aggregating $17,784,000 to Argo Capital Trust Company (Trust). The Trust issued 11% capital securities with an aggregate liquidation amount of $17,250,000 ($10 per capital security) to third-party investors. The capital securities and cash are the sole assets of the Trust. The junior subordinated debentures are includable as Tier I capital for regulatory capital purposes. The offering price was $10 per capital security. The junior subordinated debentures and the capital securities pay dividends and distributions, respectively, on a quarterly basis, which are included in interest expense. The Trust is a statutory business trust formed under the laws of the State of Delaware wholly owned by the Company. The junior subordinated debentures will mature on November 6, 2028, at which time the capital securities must be redeemed. The junior subordinated debentures and the capital securities can be redeemed contemporaneously, in whole or in part, beginning November 6, 2003 at a redemption price of $10 per capital security. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of the occurrence of an event of default, as defined. Debt issuance costs totaling $1,669,000 were capitalized related to the debenture offering, and are being amortized over the 30-year life of the junior subordinated debentures.

     Although savings deposits are the primary source of funds of Argo Savings' lending and investment activities and for its general business purposes, Argo Savings can also borrow funds from the FHLB of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB has served as Argo Savings' primary borrowing source. Advances from the FHLB are secured by Argo Savings' stock in the FHLB and a portion of Argo Savings' portfolio of first mortgage loans. The rates on these advances vary from time to time in response to general economic conditions. At December 31, 1998, Argo Savings had $17.8 million of fixed rate advances and $2.3 million of adjustable-rate advances from the FHLB with interest rates ranging from 5.48% to 8.43%. The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, Argo Savings is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States Government or its agencies) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and the amount of advances is based either on a fixed percentage of an association's net worth or on the FHLB's assessment of an institution's creditworthiness.

     The note is payable by ON-LINE for $865,000 drawn on a $1.0 million open line of credit with a third party financial institution. This note is also collateralized by accounts receivable of ON-LINE and the line of credit is guaranteed by the Company. The line of credit is due to mature on August 17, 1999. The rate of interest is the lender's prime rate.

     The margin account loan is from a third-party securities broker. The rate of interest on the loan is 2% over a rate negotiated with the broker (7.28% at December 31, 1998). The margin account loan was secured at December 31, 1998 by securities held by the broker having a market value of $1.5 million.

     Included in other borrowings at December 31, 1998, is $3.3 million in capital lease obligations for premises and equipment related to ON-LINE.

     The following table sets forth information regarding borrowings by the Company on a consolidated basis at the end of and during the years indicated. The borrowings at and during the years consisted of FHLB advances, promissory notes, federal funds purchased, and capital lease obligations. The weighted average was computed on a monthly average basis.


                                                                            AT DECEMBER 31,
                                                              ---------------------------------------------
                                                                  1998            1997           1996
                                                              ------------     ------------    ------------
                                                                          (Dollars in thousands)
Weighted average interest rate at end of year on:
FHLB advances ............................................           6.10%           6.22%           5.80%
Other borrowings .........................................           7.71            8.63            8.48

Maximum amount of borrowings outstanding at any month end:
FHLB advances ............................................     $   20,132      $   49,587      $   45,257
Other borrowings .........................................         14,658          11,542           8,760

Average borrowings outstanding with respect to:
FHLB advances ............................................     $   18,987      $   30,191      $   34,608
Other borrowings .........................................         12,624          10,621           7,669
                                                               ----------      ----------      ----------
   Total .................................................     $   31,611      $   40,812      $   42,277
                                                               ----------      ----------      ----------
                                                               ----------      ----------      ----------
Weighted average interest rate during the period paid on:
FHLB advances ............................................           5.69%           5.98%           6.17%
Other borrowings .........................................           8.60            8.43            8.32
                                                               ----------      ----------      ----------
   Total Weighted Average ................................           6.20%           6.60%           6.91%
                                                               ----------      ----------      ----------
                                                               ----------      ----------      ----------


SUBSIDIARIES

     Argo Savings has two wholly-owned subsidiaries, Argo Mortgage Corp. ("Argo Mortgage") and Dolton-Riverdale Savings Service Corp. ("Dolton-Riverdale"). Argo Mortgage engages in mortgage brokerage activities that focus on the purchase and sale of deeply discounted mortgage loans into the secondary market. Dolton-Riverdale sells insurance annuities to the customer base of Argo Savings. Argo Savings also has a majority interest in a limited liability corporation, Margo Financial Services, LLC ("Margo"). The primary activity of Margo is the origination of mortgage loans for portfolio and sale into the secondary market. At December 31, 1998, Argo Savings had an equity investment in Argo Mortgage, Dolton-Riverdale, and Margo of $12.5 million, $161,000 and $30,000, respectively.

COMPETITION

     Argo Savings faces strong competition in attracting deposits and in originating loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions, and savings banks and from commercial banks located in its primary market area. Particularly in times of high interest rates, Argo Savings also faces additional significant competition for investor funds from short-term money market securities and other corporate and government securities. Argo Savings' competition for loans comes principally from other thrift institutions, commercial banks and mortgage banking companies. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

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

PERSONNEL

     As of December 31, 1998, the Savings Bank including its subsidiaries, had ninety (90) employees (seventy-six (76) full-time employees and fourteen (14) part-time employees). ON-LINE had ninety-five (95) full-time employees and no part-time employees. A collective bargaining unit does not represent the employees. The Company believes its relationship with its employees is good.

                           REGULATION AND SUPERVISION

GENERAL

     The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Savings Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

     Argo Savings is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Savings Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Savings Bank and their operations. Certain of the regulatory requirements applicable to the Savings Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on Argo Savings and the Company.

HOLDING COMPANY REGULATION

     The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that Argo Savings continues to be a qualified thrift lender ("QTL"). Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% the voting stock of a company engaged in impermissible activities.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. Argo Savings must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

FEDERAL SAVINGS INSTITUTION REGULATION

     CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1998, Argo Savings met each of its capital requirements.


     The following table presents Argo Savings' capital position, amounts and ratios at December 31, 1998:


                                             (DOLLARS IN THOUSANDS)
                             Actual Amount   Required Amount   Excess Amount   Actual Percent  Required Percent

Tangible .................     $17,370         $ 4,127             $13,247         6.32%            1.5%
Core (Leverage) ..........      17,370           8,248               9,124         6.32             3.0
Risk-based:
  Tier I (core) ..........      17,370          10,994               6,276         6.32             4.0
  Total ..................      18,310          13,898               5,385        10.54             8.0





     PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the Savings Bank are presently insured by SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During

1998, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF" -- the deposit insurance fund that covers most commercial bank deposits) members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between the members of both insurance funds on the earlier of January 1, 2000 or the date the two insurance funds are merged.

     The Argo Savings' assessment rate for the year ended December 31, 1998 was
6.1 basis points and the premium paid for this period was $112,000, which was applied toward the payment of FICO bonds. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Argo Savings Bank.

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of Argo Savings does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     THRIFT RECHARTERING LEGISLATION. Legislation enacted in 1996 provided that BIF and SAIF would merge by January 1, 1999, if there were no savings associations in existence on that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Argo Savings is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

     LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1998, Argo Savings' limit on loans to one borrower was $2.6 million. At December 31, 1998, the Argo Savings' largest aggregate outstanding balance of loans to one borrower was $2.0 million.

     QTL TEST. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1998, Argo Savings maintained 93.0% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Savings Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 1998, the Bank was classified as a Tier 1 Bank.

     The OTS' has adopted new capital distribution regulations which will become effective on April 1, 1999. Under the new regulations, an application to and the prior approval of the Office of Thrift Supervision will be required before an institution makes a capital distribution if (1) the institution does not meet certain criteria for "expedited treatment" for applications under the regulations, (2) the total capital distributions by the institution for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, (3) the institution would be undercapitalized following the distribution or (4) the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution may still need to give advance notice to the OTS of the capital distribution.

     LIQUIDITY. The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's average liquidity ratio for the year ended December 31, 1998 was 6.35%, which exceeded the applicable requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Savings Bank's latest quarterly thrift financial report. The assessments paid by the Savings Bank for the fiscal year ended December 31, 1998 totaled $63,000.

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

     TRANSACTIONS WITH RELATED PARTIES. The Savings Bank's authority to engage in transactions with related parties or "affiliates" (I.E., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

     ENFORCEMENT. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     STANDARDS FOR SAFETY AND SOUNDNESS. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement was $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. Argo Savings Bank maintained compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

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

     Under the Small Business Act, the PTI Method was repealed and Argo Savings is required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning after December 31, 1995. In addition, Argo Savings will be required to recapture (i.e., take into taxable income) over a six (6) year period, beginning with the Savings Bank's taxable year beginning January 1, 1998, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995, over the greater of (s) its "base year reserve," i.e., the balance of such reserves as of December 31, 1987, or (b) an amount that would have been the balance of such reserves as of December 31, 1995, had Argo Savings always computed the additions to its reserves using the Experience Method.

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

     CORPORATE ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20.0%. Only 90.0% of AMTI can be offset by net operating loss carryovers. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, Argo Savings' AMTI is increased by an amount equal to 75.0% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). AMT cannot be reduced by tax credits, other than foreign tax credits. Accordingly, the Savings Bank's low income housing tax credits may not be used to reduce AMT. The AMT has limited the utilization of these tax credits in 1998, 1997 and 1996.

     ELIMINATION OF DIVIDENDS: DIVIDENDS RECEIVED DEDUCTION. The Company may exclude from its income 100.0% of dividends received from Argo Savings as a member of the same affiliated group of corporations. A 70.0% dividends received deduction generally applies with respect to dividends received from domestic corporations that are not members of such affiliated group, except that an 80.0% dividends received deduction applies if the Company and Argo Savings own more than 20.0% of the stock of the corporation paying a dividend.

STATE AND LOCAL TAXATION

     STATE OF ILLINOIS. The Company and Argo Savings file Illinois income tax returns. For Illinois income tax purposes, the Company and Argo Savings are taxed at an effective rate equal to 7.25% of Illinois Taxable Income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois taxable income of the Savings Bank.

     As a Delaware holding company, the Company has registered as a foreign corporation authorized to transact business in Illinois. As such, it files an Illinois Foreign Corporation Annual Report and pays an annual franchise tax to the State of Illinois.

     STATE OF DELAWARE. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but files an annual report with and pays an annual franchise tax to the State of Delaware.

ACCOUNTING MATTERS

     Statement of Financial Accounting Standards (Statement) No. 133 on derivatives will, in 2000, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of Statement No. 133, companies will have another one-time window of opportunity to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain criteria are met. This Statement may be adopted early at the start of a calendar quarter. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement No. 133 is not expected to have a material impact on the Company's financial statements. Management has not decided whether to adopt Statement No. 133 early.

     Statement No. 134 on mortgage banking will, in 1999, allow mortgage loans that are securitized to be classified as trading; available-for-sale; or, in certain circumstances, held-to-maturity. Currently, these must be classified as trading. Since the Company has not securitized mortgage loans, Statement No. 134 is not expected to affect the Company.

     American Institute of Certified Public Accountants Statement of Position 98-1, effective in 1999, sets the accounting requirement to capitalize costs incurred to develop or obtain software that is to be used solely to meet internal needs. Costs to capitalize are those direct costs incurred after the preliminary project stage, up to the date when all testing has been completed and the software is substantially ready for use. All training costs, research and development costs, costs incurred to convert data, and all other general and administrative costs are to be expensed as incurred. The capitalized cost of internal-use software is amortized over its useful life and reviewed for impairment using the criteria in Statement No. 121. Statement of Position 98-1 is not expected to have a material impact on the Company.

     American Institute of Certified Public Accountants Statement of Position 98-5, also effective in 1999, requires all start-up, pre-opening, and organization costs to be expensed as incurred. Any such costs previously capitalized for financial reporting purposes must be written off to income at the start of the year. Statement of Position 98-5 is not expected to have a material impact on the Company.

     The Financial Accounting Standards Board continues to study several issues, including recording all financial instruments at fair value and abolishing pooling-of-interests accounting. Also, it is likely that APB 25's measurement for stock option plans will be limited to employees and not to nonemployees such as directors, thereby causing compensation expense to be required for 1999 awards of stock options to outside directors.

ITEM 2.  PROPERTIES

     The Company is located and conducts its business at its home office in Summit, Illinois, located at 7600 W. 63rd Street, Summit. The Savings Bank conducts its business through its home office and four additional branch offices located in Bridgeview, the near West Side of Chicago, downtown Chicago, and Dolton, Illinois. ON-LINE is located and conducts its business at its office in Oak Brook, Illinois located at 900 Commerce Drive. The Company believes that Argo Savings' and ON-LINE's current facilities are adequate to meet the present and immediately foreseeable needs of the Company. See Note 7 to the Notes to Consolidated Financial Statements for the net book value of the property of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1998, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.


                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" in the 1998 Annual Report to Stockholders on pages A-58 through A-61 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data appears under the Selected Consolidated Financial Condition and other Data of the Corporation the Registrant's 1998 Annual Report to stockholders on page A-2 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The above-captioned information appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" of the 1998 Annual Report to Stockholders on pages A-3 through A-14 and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The above-captioned information appears under the caption "Quantitative and Qualitative Disclosure about Market Risk" of the 1998 Annual Report to Stockholders on pages A-13 through A-14 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Argo Bancorp, Inc. and its subsidiaries as of December 31, 1998, together with the report thereon by Crowe Chizek and Company LLP appears in the Registrant's 1998 Annual Report to Stockholders, on pages A-16 through A-57 incorporated herein by reference.

     The Consolidated Financial Statements of Argo Bancorp, Inc. and its subsidiaries as of December 31, 1997 and 1996 appear in the Registrant's 1998 Annual Report to Stockholders, on pages A-18 through A-57 incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Incorporated herein by reference to the Company's Form 8-K, and any amendments thereto, originally filed on December 4, 1998.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1999 under "Information with respect to the Nominee, Continuing Directors and Certain Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION.

     The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1999 under "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1999 under "Security of Certain Beneficial Owners" and "Information with respect to the Nominee, Continuing Directors and Certain Executive Officers."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1999 under "Indebtedness of Management and Transactions with Certain Related Persons."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

     The following consolidated financial statements of the Registrant and its subsidiaries, together with the Independent Auditors Report, appearing in the 1998 Annual Report of Stockholders are incorporated herein by reference.

     Consolidated Statements of Financial Condition as of December 31, 1998, and 1997.

     Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996.

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996.

     Notes to the Consolidated Financial Statements.

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

     (a)(3) EXHIBITS

     The following exhibits are either filed as part of this report or are incorporated herein by reference:

     Exhibit No. 3. Certificate of Incorporation and By-Laws.

     3.1  Amended and Restated Certificate of Incorporation of Argo Bancorp,
          Inc.*
     3.2  By-Laws of Argo Bancorp, Inc.*

     Exhibit No. 4.

     4.1  Stock Certificate of Argo Bancorp, Inc.*

     4.2 Indenture of Argo Bancorp, Inc. relating to the Junior Subordinated Debentures *
     4.3  Certificate of Junior Subordinated Debenture *
     4.4  Certificate of Trust of ARGO Capital Trust Company *
     4.5  Capital Security Certificate of ARGO Capital Trust Company *
     4.6  Guarantee of Argo Bancorp, Inc. relating to Capital Securities *
     4.7  Amended and Restated Declaration of Trust of ARGO Capital Trust
          Company *
     4.8 Form of Goodwill Convertible Preferred Stock Certificate of Argo Bancorp, Inc.*

     Exhibit No. 10. Material Contracts.

     10.1 Stockholder Agreement dated as of December 31, 1996, between Argo Bancorp, Inc., The Deltec Corporation Limited, and John G. Yedinak.
          *
     10.2 Argo Bancorp, Inc. 1998 Incentive Stock Option Plan.*
     10.3 1996 Argo Bancorp, Inc. Management Recognition and Retention Plan. *
     10.4 Amended and Restated Employment Agreement between Argo Bancorp, Inc. and John G. Yedinak. *
     10.5 Amended and Restated Employment Agreement between Argo Bancorp, Inc. and Frances M. Pitts. *

     Exhibit No. 11.

     11 Computation of earnings per share (included in Note 8 to the Company's audited financial statements).

     Exhibit No. 13.

     13   Portions of the 1998 Annual Report to Stockholders.

     Exhibit No. 16.

     16   Letter regarding change in independent accountant (filed herewith).

     Exhibit No. 21.

     21   Subsidiary information is incorporated herein by reference to "Part I
          - Subsidiaries."

     Exhibit No. 23.

     23.1 Consent of Crowe, Chizek and Company LLP (filed herewith).
     23.2 Consent of KPMG LLP (filed herewith).

     Exhibit No. 27.

     27   Financial Data Schedule (filed herewith)

     Exhibit No. 99.

     99   Proxy Statement**

         -----------------

     * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on July 20, 1998 and any amendments thereto, Registration No. 333-59435.

     **   To be filed within 120 days of the company's fiscal year end.

     (a)(4) REPORTS ON FORM 8-K

     A Form 8-K (and the amendments thereto) was filed with the Commission on December 4, 1998, disclosing a change in the Registrant's independent accountants.

     On December 14, 1998, the Registrant filed with the Commission a Form 8-K announcing the initial payment and record dates with respect to the Argo Capital Trust 11% Capital Securities.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               ARGO BANCORP, INC.
                               ------------------
                                  (Registrant)


Date: March 30, 1999                             By: /S/ JOHN G. YEDINAK
                                                     ---------------------------
                                                     John G. Yedinak,
                                                     Chief Executive Officer
                                                     and Director


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



Date: March 30, 1999                             By: /S/ JOHN G. YEDINAK
                                                     ---------------------------
                                                     John G. Yedinak,
                                                     Chief Executive Officer
                                                     and Director (Principle
                                                     executive officer)


Date: March 30, 1999                             By: /S/ SERGIO MARTINUCCI
                                                     ---------------------------
                                                     Sergio Martinucci,
                                                     Vice President
                                                     and Director


Date: March 30, 1999                             By: /S/ ARTHUR BYRNES
                                                     ---------------------------
                                                     Arthur Byrnes, Director


Date: March 30, 1999                             By: /S/ DONALD G. WITTMER
                                                     ---------------------------
                                                     Donald G. Wittmer, Director


Date: March 30, 1999                             By: /S/ FRANCES M. PITTS
                                                     ---------------------------
                                                     Frances M. Pitts, Secretary
                                                     and Director

Date: March 30, 1999                             By: /S/  DOMINIC M. FEJER
                                                     ---------------------------
                                                     Dominic M. Fejer
                                                     (principal accounting and
                                                     financial officer)