Form 10-Q
period 1999-03-31
ARGO BANCORP INC /DE/
filed 1999-05-17
CIK 883502

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

                        Commission File Number 0-19829


                              ARGO BANCORP, INC.
                             ---------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No_____
                                                               -----

The registrant had 2,004,896 shares outstanding as of May 14, 1999.

Transitional Small Business Disclosure Format (check one): Yes _____   No   X
                                                                          -----

================================================================================

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                     Index
                                     -----

Part I - Financial Information                                                            Page No.
------------------------------                                                            --------
Item 1    Financial Statements

          Consolidated Statements of Financial Condition
          as of March 31, 1999, and
          December 31, 1998 (unaudited)..................................................     3

          Consolidated Statements of Income For the Three
          Months Ended March 31, 1999, and 1998 (unaudited)..............................     4

          Consolidated Statement of Comprehensive Income For
          the Three Months Ended March 31, 1999 and 1998 (unaudited).....................     5

          Consolidated Statements of Stockholders' Equity
          for the Three Months Ended March 31, 1999,
          and 1998 (unaudited)...........................................................     6

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1999
          and 1998 (unaudited)...........................................................     7

          Notes to Consolidated Financial Statements.....................................     8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................................    13

Item 3    Quantitative and Qualitative Disclosures about Market Risk.....................    22

Part II - Other Information
---------------------------

Item 1    Legal Proceedings..............................................................    22

Item 2    Changes in Securities..........................................................    22

Item 3    Default Upon Senior Securities.................................................    22

Item 4    Submission of Matters to a Vote
           of Security Holders...........................................................    22

Item 5    Other Information..............................................................    22

Item 6    Exhibits and Reports on Form 8-K...............................................    23

          Signature Page.................................................................    24

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in Thousands)

ASSETS                                                            3/31/99          12/31/98
                                                                 --------          --------
                                                                         (Unaudited)
Cash..........................................................   $ 11,159         $   3,276
Interest-earning  deposits....................................      2,214             6,880
Stock in Federal Home Loan Bank of Chicago....................      1,911             1,911
Trading account securities....................................        596               693
Securities available-for-sale.................................     18,349             7,208
Loans receivable, net.........................................    238,120           232,788
Discounted loans receivable,net...............................     11,979            12,401
Accrued interest receivable...................................      2,071             2,024
Foreclosed real estate, net...................................      3,128             3,875
Premises and equipment, net...................................      5,339            10,707
Mortgage loan servicing rights, net...........................        564               593
Investment in limited partnership.............................      9,457             4,469
Debt issuance costs related to junior subordinated debt, net..      1,871             1,657
Prepaid expenses and other assets.............................      7,030            18,536
                                                                 --------         ---------
                                                                 $313,788         $ 307,018
                                                                 ========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits.....................................................   $239,752         $ 232,980
 Borrowed money...............................................     20,775            25,227
 Advance payments by borrowers for taxes and insurance........        792               853
 Accrued interest payable.....................................        811               661
 Custodial escrow balances for loans serviced.................      5,348             5,340
 Other liabilities............................................      9,565             5,759
 Junior subordinated debt.....................................     17,250            17,784

Stockholders' Equity
 Preferred stock..............................................          3                 3
 Common stock.................................................         20                20
 Additional  paid -in capital.................................      8,829             8,829
 Retained earnings - substantially restricted.................     11,325            10,084
 Accumulated other comprehensive loss.........................       (402)             (238)
 Common stock acquired by:....................................
  Management Recognition Plan.................................       (280)              (84)
                                                                 --------         ---------
   Total stockholders' equity.................................     19,495            18,414
                                                                 --------         ---------

Total Liabilities and Stockholders' Equity....................   $313,788         $ 307,018
                                                                 ========         =========

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)

                                                                   For the Three Months Ended March 31,
                                                                       1999                    1998
                                                                       ----                    ----
                                                                               (Unaudited)
Interest income
 Loans receivable.................................................    $4,652                  $3,408
 Discounted loans receivable......................................       138                     624
 Securities available-for-sale....................................        30                      45
 Interest-earning deposits........................................       207                     177
                                                                      ------                  ------
Total interest income.............................................     5,027                   4,254
                                                                      ------                  ------

Interest expense:
 Deposits.........................................................     2,622                   2,249
 Borrowed money...................................................       311                     523
 Junior subordinated debt.........................................       461                     ---
                                                                      ------                  ------
  Total interest expense..........................................     3,394                   2,772
                                                                      ------                  ------
 Net interest income before provision
  for loan losses.................................................     1,633                   1,482
 Provision for loan losses........................................       185                     185
                                                                      ------                  ------
 Net interest income after provision
  for loan losses.................................................     1,448                   1,297
                                                                      ------                  ------

Non-interest income:
 Purchased mortgage servicing income..............................        37                     112
 Mortgage banking.................................................       502                     307
 Gain on sale of loans receivable, discounted loans receivable, securities available for sale, trading account securities
  and foreclosed real estate......................................       151                     676
 Fees and service charges.........................................       150                     172
 Other............................................................        18                      17
                                                                      ------                  ------
Total non-interest income.........................................       858                   1,284
                                                                      ------                  ------

Non-interest expense:
 Compensation and benefits........................................     1,000                     964
 Occupancy and equipment..........................................       459                     403
 Federal deposit insurance premiums...............................        30                      28
 Amortization of goodwill.........................................        25                      25
 Other general and administrative fees............................       913                     751
                                                                      ------                  ------
Total non-interest expense........................................     2,427                   2,171
                                                                      ------                  ------

Net income from continuing operations before provision for income taxe  (121)                    410
Income tax expense/(benefit)......................................      (126)                    107
                                                                      ------                  ------

 Net income from continuing operations............................         5                     303
                                                                      ------                  ------
Discontinued operations:
Net income from discontinued Data Processing operation
   (less applicable income taxes of ; 1999 $82, 1998 $51).........       135                      83
Gain on sale of Data Processing operation
    (less applicable income taxes of $ 619)                            1,201                     ---
                                                                      ------                  ------
Net income........................................................    $1,341                  $  386
                                                                      ======                  ======

Basic earnings per share:
Income from continuing operations.................................    $  .00                    $.16
Income from discontinued operations...............................       .07                     .04
Gain on sale of discontinued operations...........................       .60                     ---
                                                                      ------                  ------
Net income........................................................    $  .67                    $.20
                                                                      ======                  ======

Fully diluted earnings per share:
From continuing operations........................................    $  .00                    $.15
From discontinued operations......................................       .06                     .04
Gain on sale of discontinued operations...........................       .56                     ---
                                                                      ------                  ------
Net income........................................................    $  .62                    $.19
                                                                      ======                  ======

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Dollars in thousands)

                                                            For the Three Months Ended March 31,
                                                                     1999            1998
                                                                     ----            ----
                                                                          (Unaudited)
Net Income.................................................       $  1,341          $ 386

Other Comprehensive Income:
 Unrealized gains on available-for sale securities:
  Unrealized holding gains (losses) arising
   during period, net of tax (expense)/
   benefit of $100 in 1999 and ($65) in 1998...............           (158)           102
Less reclassification adjustment for gains included
 in net income net of tax of $3 in 1999 and $44 in 1998....              6             70
                                                                  --------          -----

Other comprehensive income.................................           (164)            32
                                                                  --------          -----

Comprehensive income.......................................       $  1,177          $ 418
                                                                  ========          =====

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                              Accumulated
                                                                                    Additional                      Other
                                                               Preferred   Common      paid-in   Retained   Comprehensive
                                                                   Stock    Stock      Capital   earnings   Income/(Loss)
                                                              -----------------------------------------------------------
Three months ended March 31, 1998
---------------------------------

Balance at December 31, 1997.................................      $ ---   $    5      $ 8,570    $ 9,915          $  (33)

Net income...................................................        ---      ---          ---        386             ---

Other comprehensive income, net of tax.......................        ---      ---          ---        ---              32

Principal payments on ESOP loan..............................        ---      ---          ---        ---             ---

Amortization of purchase price of MRP stock..................        ---      ---          ---        ---             ---

Proceeds from exercise of stock options......................        ---      ---          116        ---             ---

Tax benefits of stock options................................        ---      ---           39        ---             ---

Fair value adjustment for committed ESOP shares..............        ---      ---           12        ---             ---

Cash dividends...............................................        ---      ---          ---        (79)            ---
                                                                   -----   ------      -------    -------          ------

Balance at March 31, 1998....................................      $ ---   $    5      $ 8,737    $10,222          $   (1)
                                                                   =====   ======      =======    =======          ======

-------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1999
---------------------------------

Balance at December 31, 1998.................................      $   3   $   20      $ 8,829    $10,084          $ (238)

Net income...................................................        ---      ---          ---      1,341             ---

Other comprehensive income, net of tax.......................        ---      ---          ---        ---            (164)

Amortization of purchase price  of MRP stock.................        ---      ---          ---        ---             ---

Cash dividends...............................................        ---      ---          ---       (100)            ---
                                                                   -----   ------      -------    -------          ------

Balance at March 31, 1999...................................       $   3   $   20      $ 8,829    $11,325          $ (402)
                                                                   =====   ======      =======    =======          ======

-------------------------------------------------------------------------------------------------------------------------
                                                                 Stock      Stock            Total
                                                              acquired   acquired    Stockholders'
                                                               by ESOP     by MRP           Equity
                                                              ------------------------------------
Three months ended March 31, 1998
---------------------------------

Balance at December 31, 1997.................................   $  (57))   $ (296))       $ 18,104

Net income...................................................      ---        ---              386

Other comprehensive income, net of tax.......................      ---        ---               32

Principal payments on ESOP loan..............................       15        ---               15

Amortization of purchase price of MRP stock..................      ---          3                3

Proceeds from exercise of stock options......................      ---        ---              116

Tax benefits of stock options................................      ---        ---               39

Fair value adjustment for committed ESOP shares..............      ---        ---               12

Cash dividends...............................................      ---        ---              (79)
                                                                ------     ------         --------

Balance at March 31, 1998....................................   $  (42)    $ (293)        $ 18,628
                                                                ======     ======         ========

--------------------------------------------------------------------------------------------------

Three months ended March 31, 1999
---------------------------------

Balance at December 31, 1998.................................   $  ---     $ (284))       $ 18,414

Net income...................................................      ---        ---            1,341

Other comprehensive income, net of tax.......................      ---        ---             (164)

Amortization of purchase price  of MRP stock.................      ---          4                4

Cash dividends...............................................      ---        ---             (100)
                                                                ------     ------         --------

Balance at March 31, 1999....................................   $  ---     $ (280)        $ 19,495
                                                                ======     ======         ========

--------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                                 Three Months Ended March 31,
                                                                                                    1999            1998
                                                                                                         (Unaudited)
Cash flows from operating activities:
 Net income...................................................................................   $  1,341          $    386
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation................................................................................        607               591
  Accretion of discounts and deferred loan fees...............................................        (41)              (66)
  Provision for loan losses...................................................................        185               185
 (Gain) loss on sale of:
  Securities available for sale...............................................................         (9)             (114)
  Trading account securities..................................................................        (75)              (51)
  Data processing operation...................................................................     (1,820)              ---
  Loans receivable............................................................................       (171)                9
  Discounted loans receivable.................................................................        ---              (541)
  Foreclosed real estate......................................................................        104                21
 Loans originated and purchased for sale......................................................    (11,044)              ---
 Proceeds from sale of loans receivable.......................................................     13,299            12,459
 Proceeds from sale of discounted loans receivable............................................        ---             5,400
 Amortization of goodwill.....................................................................         25                25
 (Increase) decrease in purchased mortgage servicing rights...................................         41               (74)
 Amortization of purchase price of MRP and ESOP stock.........................................          4                18
 Recognition of fair value of ESOP shares scheduled to be released............................        ---                12
 Decrease in accrued interest receivable, prepaid
  expenses, and other assets..................................................................      7,374               437
 Increase in accrued interest payable and other liabilities...................................      3,359                64
                                                                                                 --------          --------
  Net cash provided by operating activities...................................................     13,179            18,761
                                                                                                 --------          --------
 Cash flows from investing activities:
 Loans originated and purchased for portfolio.................................................    (30,015)          (23,621)
 Discounted loans receivable purchased........................................................        ---              (178)
 Principal repayments on:
  Loans receivable and discounted loans receivable............................................     22,378            14,582
  Securities-available-for sale...............................................................         29                53
 Proceeds from sale of:
  Foreclosed real estate......................................................................      1,142             1,014
  Securities available for sale...............................................................      5,790             3,129
  Premises and equipment......................................................................      2,223               ---
  Data Processing operation...................................................................      6,207               ---
 Purchase of:
  Securities available for sale...............................................................    (17,045)           (3,342)
  Premises and equipment......................................................................       (914)             (254)
  Loan servicing rights.......................................................................     (5,000)              ---
                                                                                                 --------          --------
          Net cash used in investing activities...............................................    (15,205)           (8,617)
                                                                                                 --------          --------
 Cash flows from financing activities:
  Net increase in deposits....................................................................      6,772             7,363
  Proceeds from borrowed funds................................................................      7,532             5,650
  Repayment of borrowed funds.................................................................     (8,908)          (11,296)
  Proceeds from exercise of stock options.....................................................        ---               116
  Dividends paid..............................................................................       (100)              (79)
  Net increase (decrease) in advance payments by borrowers for taxes and insurance............        (61)              722
  Net increase (decrease) in custodial escrow balances for loans serviced.....................          8              (818)
                                                                                                 --------          --------
   Net cash provided by financing activities..................................................      5,243             1,658
                                                                                                 --------          --------
          Net increase (decrease) in cash and cash equivalents................................      3,217            11,802
 Cash and cash equivalents at beginning of period.............................................     10,156             8,677
                                                                                                 --------          --------
 Cash and cash equivalents at end of period...................................................   $ 13,373          $ 20,479
                                                                                                 ========          ========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest expense.............................................................................   $  3,244          $  2,805
 Income taxes.................................................................................   $    160          $    ---
Non-cash investing activity - transfer of loans to foreclosed real estate.....................   $    512          $  1,117

See accompanying notes to unaudited consolidated financial statements.

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The unaudited consolidated financial statements include the accounts of Argo Bancorp, Inc. ("Argo Bancorp," the "Corporation" or the "Company") and its wholly owned subsidiaries, Argo Federal Savings Bank, FSB ("Argo Savings" or "Savings Bank") and Argo Savings' wholly owned subsidiaries, Argo Mortgage Corporation, Dolton-Riverdale Savings Service Corporation, and Argo Savings' majority owned subsidiary Margo Financial Services LLC ("Margo"). The statements also include Argo Bancorp's majority owned limited liability corporation, Argo / Empire Mortgage LLC. Significant intercompany accounts and transactions have been eliminated in consolidation.

On March 31, 1999 The Company sold its wholly owned subsidiary On-Line Financial, Inc. ("On-Line"), to GFS Holdings, Inc. of Palm Beach Gardens Florida. Operating results from On-Line are included in the financial statements in results of discontinued operations. The following table reflects the components of income from discontinued operations:

                                          Three Months Ended
                                               March 31,
                                         1999              1998
                                       --------------------------
                                             (In Thousands)
Income Statement Data
Revenues..............................  $ 4,158         $ 3,274
Costs & Expenses......................    3,940           3,140
                                        -------         -------
Operating Income......................      218             134
Income Tax Expense....................       83              51
                                        -------         -------
Income from discontinued operations     $   135         $    83
                                        =======         =======

Note B - Stock Benefit Plans

The Savings Bank adopted the Argo Federal Savings 401(k) Plan ("Plan") effective October 1, 1988, for the exclusive benefit of eligible employees of the Savings Bank. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least 1,000 hours of service within a twelve (12) consecutive month period and are age twenty-one (21) or older. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 12.0% are made at the Savings Bank's discretion each Plan year. The Savings Bank made contributions of $18,000 and $17,000, to the Plan for the three months ended March 31, 1999, and 1998. The Plan also provides benefits in the event of death, disability, or other termination of employment.

In 1991, Argo Savings formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP borrowed funds from an unrelated third party lender in the amount of $60,180 in order to purchase 7.0% of the Common Stock to be issued in the Merger Conversion (20,932 shares at $2.875 per share). The ESOP has subsequently borrowed additional funds from the same third party lender in the amount of $245,000 in order to purchase additional shares. The ESOP has purchased an additional 52,080 shares at an average price of $4.70 per share. The remaining balance of the borrowed funds were repaid in 1998. A contribution of $16,000 was made to the ESOP to fund principal and interest for the three months ended March 31, 1998.

The Board of Directors of Argo Bancorp formed a MRP effective September 1, 1996, which purchased 50,000 shares of Argo Bancorp stock on September 24, 1996, for $115,000. During the year ended December 31, 1997, the Company sold 18,608 shares held by the Argo Bancorp MRP for $181,000 reducing the total shares held by the plan to 31,392. Under this Plan, employees in key management positions with Argo Bancorp and all its subsidiaries are eligible for participation. No shares were awarded during the three months ended March 31, 1999. Amortization expense totaled $3,000 for each three month period ended March 31, 1999, and 1998, respectively.

On April 26, 1995, an amendment to the MRP was approved, which increased the amount of shares available to be awarded under the MRP to 97,992. An additional 15,188 and 7,628 shares were purchased in 1996 and 1995, respectively, under the MRP. During the year ended December 31, 1997, the Company sold 22,416 shares held by the plan for $219,000, reducing the total shares held by the plan to one hundred (100). Employees earn the awards over a three-year period. Once awarded the aggregate purchase price of the shares will be amortized to expense as a portion of annual compensation as the employees become vested in their stock awards and the amortized cost is reflected as a reduction of stockholders' equity. No shares were awarded or vested during the three-months ended March 31, 1999.

Argo Bancorp's Board of Directors adopted the 1991 Stock Option and Incentive Plan (the 1991 Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 429,800 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of incentive stock options to be granted to full-time employees of Argo Bancorp and its subsidiaries from time to time. Argo Bancorp awarded all 429,800 options under the 1991 Stock Option Plan. The exercise price for the options awarded was equal to the fair market value of the common stock at the date of grant. To date there have been 258,332 options exercised of which none exercised during the three months ended March 31, 1999. At March 31, 1999, options to purchase 171,468 shares were outstanding under this plan.

Argo Bancorp's Board of Directors adopted the Non-Qualified Stock Option Plan for Non-Employee Directors (Non-Qualified Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 429,800 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of non-incentive stock options to be granted to non-employee directors of the Corporation and its subsidiaries from time to time. At March 31, 1999, Argo Bancorp has awarded 267,400 options for shares under the Non-Qualified Stock Option Plan. To date, options to acquire 52,800 shares have been exercised. No options were exercised during the three months ended March 31, 1999. The exercise price for the options awarded was equal to the fair market value of the common stock at the date of grant. At March 31, 1999, options to purchase 214,600 shares were outstanding under the Non-Qualified Stock Option Plan.

Note C - Regulatory Capital

Pursuant to the Office of Thrift Supervision ("OTS") regulations, savings institutions must meet three separate minimum capital-to-assets requirements. The following table summarizes, as of March 31, 1999 and at December 31, 1998, Argo Savings' capital requirements under OTS regulations and its actual capital ratios at those dates:

                   Required      Actual    Required    Actual   Excess
                    Capital      Capital    Capital   Capital  Capital
March 31, 1999   Percentage   Percentage    Balance   Balance  Balance
--------------   ----------   ----------    -------   -------  -------
                                      (Dollars in Thousands)
Risk-based              8.0%       11.90%   $14,094   $20,962  $ 6,868
Core                    4.0         6.65     12,061    20,039    7,978
Tangible                1.5         6.65      4,523    20,039   15,516

December 31, 1998
-----------------

Risk-based              8.0%       10.54%   $13,898   $18,310  $ 4,412
Core                    4.0         6.32     10,994    17,370    6,376
Tangible                1.5         6.32      4,123    17,370   13,247

Note D - Earnings Per Share

Basic earnings per share is based on a weighted average number of shares outstanding of 2,004,896 and 1,963,620 for the three months ended March 31, 1999, and 1998, respectively. Diluted earnings per share for the three months ended March 31, 1999, and 1998, is based upon a weighted average number of shares outstanding of 2,141,931 and 2,089,408, respectively.

                                                                             Three months ended
                                                                                  March 31,
                                                                          -------------------------
                                                                              1999          1998
                                                                          -----------    ----------
Net Income from continuing operations...................................  $    4,879     $  303,016

Net income from discontinued operation..................................     135,329         82,576

Gain on Sale of Data Processing operation...............................   1,201,174            ---

Net income..............................................................  $1,341,382     $  385,592
                                                                          ==========     ==========

Basic earnings per share
        weighted average common shares outstanding......................   2,004,896      1,963,620

Additional dilutive shares..............................................     137,035        125,788
                                                                          ----------     ----------

Total weighted average common shares and
Equivalents outstanding for diluted computation.........................   2,141,931      2,089,408
                                                                          ==========     ==========


Basic earnings per shares from continuing operations....................  $      .00     $      .16

Basic earnings per share from discontinued operation....................  $      .07     $      .04

Basic earnings per share from gain on sale of  discontinued operation...  $      .60            ---
                                                                          ----------     ----------

Basic earnings per share................................................  $      .67     $      .20
                                                                          ==========     ==========


Diluted earnings per share from continuing operations...................  $      .00     $      .15

Diluted earnings per share from discontinued operations.................  $      .06     $      .04

Diluted earnings per share from gain on sale of discontinued operation..  $      .56            ---
                                                                          ----------     ----------

Diluted earnings per share..............................................  $      .62     $      .19
                                                                          ==========     ==========

Note E - Commitments and Contingencies

At March 31, 1999, Argo Savings had loan commitments totaling $12.9 million and $18.7 million in unused lines of credit. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to Argo Savings' normal credit policies. Argo Savings also had community reinvestment act ("CRA") investment commitments outstanding of $2.6 million.

Note F- Segment Financial Information

The operating segments are determined by the products and services offered, primarily distinguished between banking, acquisition of discount loans, and mortgage banking. Loans, investments, and deposits provide the revenues in the banking operation, fee income provides the primary revenue for mortgage banking and discount accretion provides the primary revenue for discount loan workout

Information reported internally for performance assessment follows. The column for other information primarily includes activity between segments which is being eliminated.

                                                   Discount         Data  Mortgage                  Total
                                         Banking      Loans   Processing   Banking    Other      Segments
                                         -------      -----   ----------   -------    -----      --------
                                                                  (In Thousands)
1999
----
Net interest income                      $  1,537   $    96      $   ---    $  ---   $    ---    $  1,633
Provision for loan losses                     155        30          185
Other revenue                                 745      (119)         ---       501       (269)        858
Other expenses                              1,781       100          ---       546        ---       2,427
Income tax expense                           (126)      ---          ---       ---        ---        (126)
Segment profit (loss)                         472      (153)         ---       (45)      (269)          5
  Segment assets                          344,877    13,351          ---       574    (45,014)    313,788

1998
----
Net interest income                      $  1,172   $   310      $   ---    $  ---   $    ---    $  1,482
Provision for loan loss                       175        10          ---       ---        ---         185
Other revenue                               1,600       534          ---       308     (1,158)      1,284
Other expenses                              1,709       171          ---       291        ---       2,171
Income tax expense                            107       ---          ---       ---        ---         107
Segment profit (loss)                         781       663          ---        17     (1,158)        303
  Segment assets                          240,265    24,923       10,862       189    (37,733)    227,644

                              ARGO BANCORP, INC.

                     Management Discussion and Analysis of
                 Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this Annual Report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 1998 Form 10-K.

General

     The Company was incorporated in Delaware in August 1987, for the purpose of acquiring the Savings Bank. The Company acquired Argo Savings on November 17, 1987, for a capital infusion of $1.1 million. On August 29, 1991, the Board of Directors of Dolton Riverdale Savings and Argo Savings adopted a Plan of Merger Conversion ("Plan"), whereby Dolton agreed to convert from a state-chartered mutual association to a federally-chartered stock association and merge with and into Argo Savings with Argo Savings as the surviving entity. Final regulatory approval was received on May 26, 1992, at which time the merger conversion was completed. The transaction was accounted for under a pooling of interests method. There was no goodwill or other intangible assets recorded as a result of the transaction. The Company retained 50.0% of the net proceeds from the merger conversion and injected the remaining 50.0% into Argo Savings The Company is a unitary savings and loan holding company and is registered as such with the Office of Thrift Supervision ("OTS"), Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC").

     On December 31, 1996, Argo Bancorp entered into a stock purchase agreement with The Deltec Banking Corporation Limited ("Deltec"), a banking corporation organized under the laws of the Commonwealth of the Bahamas. Under the terms of the agreement, Argo Bancorp agreed to issue and sell 446,256 shares of the Company's authorized and unissued common stock to Deltec at a purchase price of $9.50 per share. Total proceeds from this transaction were approximately $4.2 million. A five (5.0%) percent investment advisory fee was paid to Charles E. Webb and Company reducing the net proceeds of the transaction to $4.0 million. The stock purchase agreement also provides that Deltec may acquire additional shares of common stock from the Company when the company issues or sells additional shares to third parties in order that Deltec can maintain 25% ownership in the Company's common stock.

     In October of 1998, the Company formed Argo Capital Trust, a statutory business trust formed under the laws of the State of Delaware. In November 1998, the Company and Argo Capital Trust offered 11% Capital Securities with a liquidation amount of $10.00 per security. The proceeds from the sale offering were $17,250,000. Argo Capital Trust used the gross proceeds for the sale of the Capital Securities to purchase Junior Subordinated Debentures of the Company. The Junior Subordinated Debentures carry an interest rate of 11%, paid quarterly in arrears and are scheduled to mature on November 6, 2028. The costs of the debt issuance were approximately $1.7 million, and were capitalized by the company. The expenses are being amortized over 30 years. However, the debentures, under certain circumstances maybe prepaid prior to the maturity date. The proceeds from the sale of the Junior Subordinated Debentures are being used by Argo Savings for general lending purposes and enhancements of operational capabilities, and by the Company for general corporate purposes, the enhancement of operational capabilities and the potential purchase of loans..

     Unlike many savings and loan holding companies, the Company is an active holding company with only a portion of its future anticipated operating income dependent upon the earnings of Argo Savings. As an operating company, Argo Bancorp has assets, liabilities and income that are unrelated to the operations of Argo Savings. Argo Bancorp's assets at March 31, 1999, on an unconsolidated basis consisted of its investment in Argo Savings of $20.0 million, its investment in the majority owned Empire/Argo Mortgage LLC of $829,000, securities available for sale of $7.6 million, cash and other interest-earning deposits of $132,000, and other assets of $4.0 million which include $1.9 million of debt issuance costs associated with the Junior Subordinated Debentures. Argo Bancorp also had outstanding borrowings on an unconsolidated basis in the amount of $643,000 at March 31, 1999, incurred in connection with capital infusions to its subsidiaries. Argo Bancorp is a Federal Housing Authority ("FHA") approved originator and servicer, a licensed Illinois mortgage banker and an approved Federal National Mortgage Association ("FNMA") servicer.

Sale of Subsidiary

On March 31, 1999 The Company sold its wholly-owned subsidiary, On-Line Financial Services, Inc. of Oak Brook, Illinois, to GFS Holdings, Inc. of Palm Beach Gardens, Florida ("Purchaser")

Under the terms of the transaction, the Company received $11.3 million in cash and Preferred Stock in exchange for all of the outstanding stock of On-Line.
The Company received $6.7 million in cash at closing, together with 4,600 shares of GFS Holdings Co. Series B Preferred Stock, valued at $4.6 million. The Preferred Stock, par value $.01, pays the Company a semi-annual dividend at the rate of 7.625%. Mandatory redemption of up to 1,400 shares will be made subject to completion of certain conditions precedent on each of July 31, 1999, January 31, 2000 and July 31, 2000. An additional redemption of up to 3,200 shares is available on April 30, 2000, subject to obtaining certain financial objectives. All shares will be redeemed, to the extent not redeemed earlier, on March 31, 2006.

Liquidity and Capital Resources

Argo Savings' primary sources of funds are deposits, proceeds from principal and interest payments on the loan and securities available-for-sale portfolio, custodial deposit accounts related to loans serviced for others, and the sale of discounted loans receivable and newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $13.4 million at March 31, 1999.

The primary investment activity of Argo Savings is the origination and purchase of mortgage loans. During the three months ended March 31, 1999, and 1998, Argo Savings originated and purchased loans receivable and discounted loans receivable in the principal amounts of $41.1 million and $23.8 million, respectively. During the three months ended March 31, 1999, and 1998, these investing activities were primarily funded by principal repayments on loans receivable and discounted loans receivable and securities available-for-sale of $22.4 million and $14.6 million, respectively, and the proceeds from the sale of loans receivable and discounted loans receivable, securities available for sale and foreclosed real estate of $20.2 million and $22.0 million, respectively. During the three months ended March 31, 1999, additional funding was provided by the increase in deposits of $6.8 million, partially offset by a $1.4 million decrease in borrowings. During the three months ended March 31, 1998, additional funding was provided by the increase in deposits of $7.4 million, partially offset by a $5.6 million decrease in borrowings.

Argo Savings is required to maintain minimum levels of liquid assets as defined by OTS regulation. At March 31, 1999, Argo Savings liquid assets represented 7.8% of its liquidity base as compared to the required level of 5.0%. The level of liquidity maintained is believed by management to be adequate to meet the requirements of normal operations, potential deposit outflows, and the current loan demand.

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

At March 31, 1999, Argo Savings' capital exceeded all of the capital requirements of the OTS on a current and fully phased-in basis. The Savings Bank's tangible, core and risk-based capital ratios were 6.65%, 6.65%, and 11.90%, respectively.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0% multiplied by the estimated economic value of the institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12.0% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 1999, the Savings Bank met each of its capital requirements, and it is anticipated that Argo Savings will not be subject to the interest rate risk component.

Changes in Financial Condition

Total assets increased $6.8 million to $313.8 million at March 31, 1999, from $307.0 million at December 31, 1998.

Cash and interest-earning deposits increased $3.2 million to $13.4 million at March 31, 1999, primarily due to the receipt of $6.7 million in cash from the sale of On-Line on March 31, 1999.

Securities available-for-sale increased by $11.1 million to $18.3 million at March 31, 1999 from $7.2 million at December 31, 1998. The Savings Bank utilized excess cash to purchase securities consistent with Management's asset-liability strategy.

Loans receivable and discounted loans receivable increased $4.9 million to $250.1 million at March 31, 1999 from $232.8 million at December 31, 1998, as a result of loan originations and purchases totaling $41.1 million offset by sales of loans of $13.3 million, principal repayments totaling $22.4 million, and transfers of loans to foreclosed real estate of $512,000.

Premises and equipment declined by $5.4 million to $5.3 million at March 31, 1999 from $10.7 million at December 31, 1998. This decrease was a result of the sale of On-Line which had a net book balance $5.9 million at December 31, 1998.

Prepaid expenses and other assets declined by $11.5 million to $7.0 million at March 31, 1999 from $18.5 million at December 31, 1998 primarily as a result of the On-Line sale. The December 31, 1998 balance of prepaid expenses and other assets at On-Line was $6.2 million.

Deposits increased $6.7 million to $239.8 million at March 31, 1999, from $233.0 million at December 31, 1998. The increase can be attributed to a certificate of deposit promotion that occurred during the three months ended March 31, 1999.

Borrowings decreased $4.5 million to $20.8 million at March 31, 1999, from $25.2 million at December 31, 1998. The decrease was due to the $6.7 million increase in deposits, and the $6.7 million proceeds from the sale of On-Line which were used in part to repay borrowings.

Other Liabilities increased by $3.8 million due in part to accrued expenses and reserves for estimated contingent payments totaling $1.9 million in connection with the On-Line sale and to purchases of securities available-for-sale totaling $2.1 million which had not yet settled as of March 31, 1999.

Stockholders' equity increased $1.1 million to $19.5 million at March 31, 1999, from $18.4 million at December 31, 1998. The increase was the result of net income of $1.3 million partially offset by cash dividends of $100,000 and additional unrealized net losses in the available-for-sale investment portfolio of $164,000.

Interest Rate Risk

Argo Savings' financial objective is to reduce the sensitivity of its earnings to interest rate fluctuations by attempting to achieve a match between the interest rate sensitivity of its assets and liabilities. The major strategies Argo Savings has implemented are (i) the origination and purchase of adjustable rate loans and mortgage-backed securities; (ii) the origination of balloon mortgages; (iii) the sale of newly originated long-term fixed rate mortgages;
(iv) the increase of non-interest bearing custodial accounts related to the purchased mortgage servicing rights; and (v) the control of deposit growth and maintenance of long-term deposits. The strategies listed have been implemented by Argo Savings and are monitored on a monthly basis by management. Argo Savings does not use any artificial hedge products to reduce its exposure to interest rate risk.

As part of its asset/liability strategy, Argo Savings' objective is to maintain the cumulative one-year hedged gap within a range of plus or minus 15.0% of total assets, which helps maintain a more stable net interest spread in various interest rate environments. The gap ratio fluctuates as a result of market conditions and management's expectations of future interest rate trends.

Argo Savings had an excess of interest sensitive liabilities that mature or reprice within one year over interest sensitive assets of $62.6 million or 20.8% of total assets at March 31, 1999. As a result of the excess of interest sensitive liabilities over interest sensitive assets, Argo Savings is "Net Liability Sensitive" which would indicate that its earnings would be negatively affected by rising interest rates. In periods of falling interest rates, however, the opposite effect on net interest income is expected.

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

Thrift Rechartering Legislation

The proposed legislation regarding elimination of the federal thrift charter and related issues remains pending before Congress. The Savings Bank, whose deposits are insured by the Savings Association Insurance Fund ("SAIF"), is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF ("Bank Insurance Fund") and SAIF funds will eventually merge.

Accounting Developments

Statement of Financial Accounting Standard (Statement) No. 133 on derivatives will, in 2000, require all derivatives to be recorded at fair value on the balance sheet, with changes in fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of Statement No. 133, companies will be able to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain criteria are met. This Statement may be adopted early at the start of a calendar quarter. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement No. 133 is not expected to have a material impact on Argo Bancorp's financial statements. Management has decided against early adoption of Statement No.133.

Statement No. 134 on mortgage banking will, in 1999, allow mortgage loans that are securitized to be classified as trading, available-for-sale, or, in certain circumstances, held-to-maturity. Currently, these must be classified as trading. Since the Company has not securitized mortgage loans, Statement No. 134 is not expected to affect Argo Bancorp.

American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, effective in 1999, sets the accounting requirements to capitalize costs incurred to develop or obtain software that is to be used solely to meet internal needs. Costs to capitalize are those direct costs incurred to convert data, and all other general and administrative costs are to be expensed as incurred. The capitalized cost of internal-use software is amortized over its useful life and reviewed for impairment using the criteria in Statement No. 121. With the sale of On-Line Statement of Position 98-1 does not have a material impact on Argo Bancorp.

SOP 98-5, also effective in 1999 requires all start-up, pre-opening, and organization costs to be expensed as incurred. Any such costs previously capitalized for financial reporting purposes must be written off to income at the start of the year. Statement of Position 98-5 does not have a material impact on the Company.

Year 2000 Discussions

The year 2000 has posed a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or in the worst cases, the inability of the systems to continue to function altogether. Financial institutions are particularly vulnerable due to the industry's dependence on electronic data processing systems.

The federal banking regulators have recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC") are not intended to replace or supplant the FFIEC guidelines which will continue to apply to all federally insured depository institutions.

The guidelines were issued under the section 39 of the Federal Deposit Insurance Act (the "FDIA"), as amended, which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established by the regulatory guidelines there may also be grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

In 1996, the Company established an internal Technology Committee to identify and/or resolve issues related to the year 2000 change. This committee has inventoried all of the systems used by the Company, and has identified those which are deemed "critical" to its business. The Committee is charged with administering the strategic plan for Year 2000 compliance as developed by the Company. The plan follows guidelines set forth by the FFIEC.

The status of each of the five phases of the FFIEC Year 2000 plan are:


          1.  Awareness              100.0% complete
          2.  Assessment             100.0% complete
          3.  Renovation             100.0% complete
          4.  Validation              90.0% complete
          5.  Implementation          80.0% complete

The 10% of validation and 20% of Implementation which remain consists of two issues. The bank's General Ledger system with updated software to accommodate year 2000 will be tested in June 1999 and Argo Saving's Fed-Line system is scheduled to be tested in May 1999.

While the Company will incur some expenses during the remaining months of 1999, the Company has not identified any situations at this time that will require material cost expenditures to become fully compliant. It is impossible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service; however, such cost could be substantial.

Through March 31, 1999 the Company has spent approximately $20,000 in connection to testing, and upgrading equipment and software for Year 2000 compliance. The Saving Bank's contingency plan calls for the backup of critical application systems at December 31, 1999 in the event of a systems disaster subsequent to year end. The contingency plan calls for running the banking centers offline if systems, and or phone lines are unavailable subsequent to year end. The plan incorporates provisions which includes manually processing daily work for each business day after the close of business at a data recovery center northwest of the Savings bank's main operating facility. Additionally, the Savings Bank's deposit and loan systems are contractually protected by a back-up disaster recovery plan outsourced to a third party. The worst case scenario including the possible loss of electric power and or phone lines could have a material impact on the operations of the Savings Bank.

Purchased Mortgage Servicing Rights

At March 31, 1999, the Savings Bank owned directly and indirectly, $10.0 million in PMSRs. Argo Saving's principal investments in PMSRs is through a $4.5 million equity investment in a limited partnership was established for the sole purpose of purchasing mortgage servicing rights. During the three months ended March 31, 1999, the Savings Bank invested an additional $5.0 million in PMSRs. This investment reflects a 41.7% ownership interest in a portfolio of servicing rights with an underlying principal balance of $791.0 million. The Savings Bank's ownership of PMSRs, as well as its investment in the limited partnership carry interest rate risk because the total amount of the servicing fees earned, as well as the amortization of the investment in the servicing rights, fluctuates based on loan prepayments (affecting the expected average life of a portfolio of PMSRs). The rate of prepayment of mortgage loans may be influenced by changing national and regional trends, prevailing mortgage rates and the housing market in general. During periods of declining interest rates, as existed for most of 1998, many borrowers refinanced their mortgage loans. Accordingly, prepayments of mortgage loans increased and the loan administration income related to the mortgage loan servicing rights corresponding to a mortgage loan ceased as underlying loans were prepaid. Consequently, the market value of PMSRs tend to decrease during periods of declining interest rates, since greater prepayments can be expected. The income derived from and market value of the PMSRs and its investment in the limited partnership, therefore, may be adversely affected during periods of declining interest rates. Argo Savings accounts for its investment in the limited partnership using the equity method. Income or loss is recorded based upon information received from Dovenmuehle Mortgage, Inc. ("DMI"), a Delaware Corporation engaged principally in mortgage servicing activities. DMI obtains quarterly valuations from an independent appraiser for each limited partnership. The Savings Bank recorded no further impairment of its investment during the three months ended March 31, 1999.

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

At March 31, 1999, Argo Savings had seventy-eight (78) properties, totaling $3.1 million classified as foreclosed real estate, as compared to ninety (90) properties totaling $3.9 million at December 31, 1998. The underlying properties on March 31, 1999, consisted primarily of single family residences. The foreclosed real estate has been written down to estimated fair value at March 31, 1999. The total amount of loans receivable ninety (90) days or more past due at March 31, 1999, was $8.0 million or 3.20% of total loans receivable compared to $6.5 million or 2.80% of total loans on December 31, 1998. Loans ninety (90) days or more past due are primarily secured by one-to-four family residences. Total non-performing assets at March 31, 1999, totaled $11.1 million or 3.54% of total assets compared to $10.4 million or 3.39% of total assets at December 31, 1998. Excluded from these totals are $1.8 million of discounted loans ninety (90) days or more past due at March 31, 1999, and $4.2 million at March 31, 1998. Discounted loans that are often purchased with the intent to foreclose and sell the underlying property are excluded from non-performing loans.

Results of Operations - Comparison of Operating Results for the Three Months Ended March 31, 1999, and 1998.

General

Net income for the three months ended March 31, 1999 was $1.3 million or $.62 per diluted share. Included in net income was the $1.2 million after tax gain on the sale of the On-Line Financial subsidiary. Also included in first quarter earnings was $135,000 of net income from the discontinued On-Line operations. Net of the gain on sale and the discontinued operations of On-Line, earnings totaled $5,000 for the three months ended March 31,1999 compared to net income from continuing operations of $303,000 for the same period last year. The decrease in earnings from continuing operations was primarily the result of lower gains on sales of assets recorded for the three months ended March 31, 1999 as compared to the same period last year.

Interest Income

Interest income for the three months ended March 31, 1999, totaled $5.0 million, as compared to $4.3 million for the comparable 1998 period. The $773,000 increase was the result of a $64.1 million increase in average interest-earning assets. This increase was partially offset by a 66 basis point decline in the yield on interest earning assets for the first quarter of 1999 compared to the same period last year. The decrease in yield is primarily attributable to the refinancing of higher yielding mortgage loans to lower current rates and to the decreased investment in discounted loans receivable, which typically have higher then market yields.

Interest Expenses

Interest expense for the three months ended March 31, 1999, totaled $3.4 million as compared to $2.8 million for the comparable 1998 period. The $623,000 increase was primarily the result of a $65.1 million rise in average interest bearing liabilities partially offset by a 44 basis point decline in the weighted average cost of interest-bearing liabilities to 5.14% for the three-months ended March 31, 1999 as compared to the same period last year. Interest-bearing liabilities include $17.3 million of 11.0% junior subordinated debt securities which the Company raised in November of 1998.

Net Interest Income

Net interest income totaled $1.6 million for the three months ended March 31, 1999, an increase of $151,000 from the amount recorded in the comparable 1998 period. The increase in net interest income for the three months ended March 31, 1999, resulted from the $64.1 million increase in average interest-earning assets partially offset by the $65.1 million increase in average interest bearing liabilities and a 22 basis point decline in the effective net spread to 2.84% from 3.06% for the comparable 1998 period.

Provision for Loan Losses

A general loan loss provision of $185,000 was recorded for each of the three months ended March 31, 1999, and 1998. Management believes that loan loss provisions are adequate and will continue to monitor the mortgage portfolio and substandard assets for loss exposure.

Non-Interest Income

Non-interest income declined $426,000 to $858,000 for the three months ended March 31, 1999, as compared to $1.3 million for the three months ended March 31, 1998. The decline was the result of a $525,000 decrease in gains on the sale of assets, and a $75,000 decrease in servicing income. This decrease was partially offset by a $200,000 increase in mortgage banking fee income

Non-Interest Expense

Non-interest expense increased $256,000 to $2.4 million for the three months ended March 31, 1999 from $2.2 million for the same period last year. The increase in operating expenses was primarily due to a $210,000 increase in expenses at the Company's majority owned subsidiary Margo attributable to higher
loan volumes.   In addition, other general and administrative expenses not related to Margo increased  by $40,000.

Income Tax Expense

The provision for income tax expense yielded an accrued tax benefit for the first quarter of $126,000 compared to tax expense of $107,000 for the same period last year. The 1999 benefit is based on a 38.0% benefit calculated on the pre-tax loss of $121,000 plus the utilization of affordable housing tax credits totaling $79,000 for the three months ended March 31, 1999.

Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 1998, as reported in the Company's Form 10-K.

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

Item 6.  Exhibits and Reports on Form 8-K

A.   Exhibits

     The following exhibits are incorporated herein by reference:

     (3)  The Certificate of Incorporation and By-Laws.

               3.1   Certificate of Incorporation of Argo Bancorp, Inc.*
               3.2   By-Laws of Argo Bancorp, Inc.*
               4.0   Stock Certificate of Argo Bancorp, Inc.*
               11.0 Statement regarding Computation of Earnings Per Share (See Note D)
               27.0  Financial Data Schedule (filed herewith)

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


                                    ARGO BANCORP, INC.



Date:  May 14, 1999                 /S/ John G. Yedinak
     ---------------                -------------------------------------------
                                    John G. Yedinak, Chairman of the Board,
                                    President, Chief Executive Officer, and
                                    Director