Form 10-Q
period 1999-06-30
ARGO BANCORP INC /DE/
filed 1999-08-16
CIK 883502

================================================================================




                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                         COMMISSION FILE NUMBER 0-19829


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

                                 (708) 496-6010
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ----    ----

The registrant had 2,004,896 shares outstanding as of August 13, 1999.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                              ----   ----

================================================================================

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                           PAGE NO.
                                                                                                         --------

Item 1            Financial Statements

                  Consolidated Statements of Financial Condition
                  as of June 30, 1999, and  December 31, 1998 (unaudited)...............                      3

                  Consolidated Statements of Income For the Three and Six
                  Month Periods ended June 30, 1999, and 1998 (unaudited)...............                      4

                  Consolidated Statement of Comprehensive Income For
                  the Three and Six Months ended June 30, 1999,
                  and 1998 (unaudited)..................................................                      5

                  Consolidated Statements of Stockholders' Equity
                  for the Three and Six Months ended June 30, 1999,
                  and 1998 (unaudited) .................................................                      6

                  Consolidated Statements of Cash Flows for the
                  Six Months ended June 30, 1999 and 1998 (unaudited) ..................                      7

                  Notes to Consolidated Financial Statements ...........................                      8

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................                     14

Item 3            Quantitative and Qualitative Disclosures about Market Risk............                     24

PART II - OTHER INFORMATION

Item 1            Legal Proceedings ....................................................                     25

Item 2            Changes in Securities ................................................                     25

Item 3            Default Upon Senior Securities .......................................                     25

Item 4            Submission of Matters to a Vote
                    of Security Holders ................................................                     25

Item 5            Other Information ....................................................                     26

Item 6            Exhibits and Reports on Form 8-K .....................................                     26

Form 10Q          Signature Page .......................................................                     27

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)


ASSETS                                                                    6/30/99      12/31/98
                                                                         ---------    ---------
                                                                               (Unaudited)

Cash .................................................................   $  41,876    $   3,276
Interest-earning deposits ............................................       9,881        6,880
Stock in Federal Home Loan Bank of Chicago ...........................       2,303        1,911
Trading account securities ...........................................         681          693
Securities available-for-sale ........................................      40,525        7,208
Loans receivable, net ................................................     227,596      232,788
Discounted loans receivable, net .....................................      10,393       12,401
Accrued interest receivable ..........................................       2,245        2,024
Foreclosed real estate, net ..........................................       2,478        3,875
Premises and equipment, net ..........................................       7,781       10,707
Mortgage loan servicing rights, net ..................................       3,509          593
Investment in limited partnership ....................................       4,434        4,469
Debt issuance costs related to junior subordinated debt, net .........       1,870        1,657
Prepaid expenses and other assets ....................................       7,476       18,536
                                                                         ---------    ---------
                                                                         $ 363,048    $ 307,018
                                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits ...........................................................   $ 285,115    $ 232,980
  Borrowed money .....................................................      24,217       25,227
  Advance payments by borrowers for taxes and insurance ..............         992          853
  Accrued interest payable ...........................................         825          661
  Custodial escrow balances for loans serviced .......................       4,995        5,340
  Other liabilities ..................................................      10,337        5,759
  Junior subordinated debt ...........................................      17,250       17,784

Stockholders' Equity
  Preferred stock ....................................................           3            3
  Common stock .......................................................          20           20
  Additional paid-in capital .........................................       8,829        8,829
  Retained earnings - substantially restricted .......................      11,554       10,084
  Accumulated other comprehensive loss ...............................        (311)        (238)
  Common stock acquired by:
    Employee Stock Ownership Plan ....................................        (498)          --
    Management Recognition Plan ......................................        (280)        (284)
                                                                         ---------    ---------
      Total stockholders' equity .....................................      19,317       18,414
                                                                         ---------    ---------

Total Liabilities and Stockholders' Equity ...........................   $ 363,048    $ 307,018
                                                                         =========    =========

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)



                                                                     For the Three Months Ended       For the Six Months Ended
                                                                      06/30/99        06/30/98        06/30/99        06/30/98
                                                                    ------------    ------------    ------------    ------------
                                                                                             (Unaudited)


Interest income
   Loans receivable .............................................   $      4,611    $      3,421    $      9,263    $      6,829
   Discounted loans receivable ..................................             99             591             237           1,215
   Securities available-for-sale ................................            612              37             642              82
   Interest-earning deposits ....................................            374             258             581             435
                                                                    ------------    ------------    ------------    ------------
Total interest income ...........................................          5,696           4,307          10,723           8,561
                                                                    ------------    ------------    ------------    ------------
Interest expense:
   Deposits .....................................................          3,051           2,334           5,673           4,583
   Borrowed money ...............................................            329             353             640             876
   Junior subordinated debt .....................................            480              --             941              --
                                                                    ------------    ------------    ------------    ------------
     Total interest expense .....................................          3,860           2,687           7,254           5,459
                                                                    ------------    ------------    ------------    ------------
   Net interest income before provision
     for loan losses ............................................          1,836           1,620           3,469           3,102
                                                                    ------------    ------------    ------------    ------------
   Provision for loan losses ....................................            360              50             545             235
                                                                    ------------    ------------    ------------    ------------
   Net interest income after provision
     for loan losses ............................................          1,476           1,570           2,924           2,867
                                                                    ------------    ------------    ------------    ------------

Non-interest income:
   Purchased mortgage servicing income ..........................            535            (390)            572            (278)
   Mortgage banking .............................................            228             354             729             661
   Gain (Loss) on sale of loans receivable, discounted
     loans receivable, securities available for sale,
     trading account securities and foreclosed real estate ......            (69)            650              82           1,326
   Fees and service charges .....................................            215             187             365             359
   Other ........................................................             16              43              34              60
                                                                    ------------    ------------    ------------    ------------
Total non-interest income .......................................            925             844           1,782           2,128
                                                                    ------------    ------------    ------------    ------------

Non-interest expense:
   Compensation and benefits ....................................            896           1,018           1,896           1,982
   Occupancy and equipment ......................................            322             371             781             774
   Amortization of goodwill .....................................             22              26              47              51
   Other general and administrative fees ........................          1,074             979           2,018           1,758
                                                                    ------------    ------------    ------------    ------------
Total non-interest expense ......................................          2,314           2,394           4,742           4,565
                                                                    ------------    ------------    ------------    ------------
Net income from continuing operations before
  provision for income taxes ....................................             87              20             (36)
                                                                                                                             430
Income tax expense/(benefit) ....................................            (46)           (222)           (172)           (115)
                                                                    ------------    ------------    ------------    ------------
     Net income from continuing operations ......................            133             242             136             545
                                                                    ------------    ------------    ------------    ------------
Discontinued operations:
Net income from discontinued Data Processing operation
  (less applicable income taxes of $24, $83,
  and $74, respectively .........................................             --              39             135
                                                                                                                             122
Gain on sale of Data Processing operation
  (less applicable income taxes of $102,
  and $721 respectively .........................................            198              --           1,399              --
                                                                    ------------    ------------    ------------    ------------
Net income ......................................................   $        331    $        281    $      1,670    $        667
                                                                    ============    ============    ============    ============

Basic earnings per share:
Income from continuing operations ...............................   $        .07    $        .12    $        .07    $        .28
Income from discontinued operations .............................             --             .02             .07             .06
Gain on sale of discontinued operations .........................            .10              --             .70              --
                                                                    ------------    ------------    ------------    ------------
Net income ......................................................   $        .17    $        .14    $        .84    $        .34
                                                                    ============    ============    ============    ============

Fully diluted earnings per share:
From continuing operations ......................................   $        .06    $        .11    $        .06    $        .26
From discontinued operations ....................................             --             .02             .06             .06
Gain on sale of discontinued operations .........................            .09              --             .66              --
                                                                    ------------    ------------    ------------    ------------
Net income ......................................................   $        .15    $        .13    $        .78    $        .32
                                                                    ============    ============    ============    ============


See notes to accompanying unaudited financial statements

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                                                              or the Three Months Ended,  For the Six Months Ended
                                                                                06/30/99      06/30/98      06/30/99      06/30/98
                                                                               ----------    ----------    ----------    ----------
                                                                                                    (Unaudited)

Net Income ....................................................................$      331    $      281    $    1,670    $      667

Other Comprehensive Income:
       Net increase/(decrease) in fair value of securities
         Classified as available for sale, net of tax (expense)/
               benefit of ($60), $19, $44, and ($63) respectively .............        98           (31)          (71)          103

Less reclassification adjustment for gains included
         in net income net of tax benefits of $5, $58, $1,
         and $121 respectively ................................................       (07)          (95)          (02)         (197)
                                                                               ----------    ----------    ----------    ----------


Other comprehensive income ....................................................        91          (126)          (73)          (94)
                                                                               ----------    ----------    ----------    ----------

Comprehensive income ..........................................................$      422    $      155    $    1,597    $      573
                                                                               ==========    ==========    ==========    ==========

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                        Additional
                                                          Preferred        Common        paid-in        Retained
                                                            Stock          Stock         Capital        earnings
                                                         ------------   ------------   ------------   ------------

Six  months ended  June 30, 1998

Balance at December 31, 1997 .........................   $         --   $          5   $      8,570   $      9,915

Net income ...........................................             --             --             --            667

Other comprehensive income, net of tax ...............             --             --             --             --

Principal payments on ESOP loan ......................             --             --             --             --

Amortization of purchase price  of MRP stock .........             --             --             --             --

Proceeds from exercise  of stock options .............             --             --            116             --

Tax benefits of stock options ........................             --             --             39             --

Fair value adjustment for committed ESOP shares ......             --             --             25             --

Cash dividends .......................................             --             --             --           (168)
                                                         ------------   ------------   ------------   ------------
Balance at  June 30, 1998 ............................   $         --   $          5   $      8,750   $     10,414
                                                         ============   ============   ============   ============


Six  months ended  June 30, 1999

Balance at December 31, 1998 .........................   $          3   $         20   $      8,829   $     10,084

Net income ...........................................             --             --             --          1,670

Other comprehensive income, net of tax ...............             --             --             --             --

Amortization of purchase price  of MRP stock .........             --             --             --             --

Stock acquired by ESOP ...............................             --             --             --             --

Cash dividends .......................................             --             --             --           (200)
                                                         ------------   ------------   ------------   ------------
Balance at  June  30, 1999 ...........................   $          3   $         20   $      8,829   $     11,554
                                                         ============   ============   ============   ============


                                                         Accumulated
                                                            Other           Stock           Stock            Total
                                                        Comprehensive      acquired        acquired      Stockholders'
                                                        Income/(Loss)      by ESOP          by MRP          Equity
                                                        -------------    ------------    ------------    ------------

Six  months ended  June 30, 1998

Balance at December 31, 1997 .........................   $        (33)   $        (57)   $       (296)   $     18,104

Net income ...........................................             --              --              --             667

Other comprehensive income, net of tax ...............            (94)             --              --             (94)

Principal payments on ESOP loan ......................             --              30              --              30

Amortization of purchase price  of MRP stock .........             --              --               6               6

Proceeds from exercise  of stock options .............             --              --              --             116

Tax benefits of stock options ........................             --              --              --              39

Fair value adjustment for committed ESOP shares ......             --              --              --              25

Cash dividends .......................................             --              --              --            (168)
                                                         ------------    ------------    ------------    ------------
Balance at  June 30, 1998 ............................   $       (127)   $        (27)   $       (290)   $     18,725
                                                         ============    ============    ============    ============


Six  months ended  June 30, 1999

Balance at December 31, 1998 .........................   $       (238)   $         --    $       (284)   $     18,414

Net income ...........................................             --              --              --           1,670

Other comprehensive income, net of tax ...............            (73)             --              --             (73)

Amortization of purchase price  of MRP stock .........             --              --               4               4

Stock acquired by ESOP ...............................             --            (498)             --            (498)

Cash dividends .......................................             --              --              --            (200)
                                                         ------------    ------------    ------------    ------------
Balance at  June  30, 1999 ...........................   $       (311)   $       (498)   $       (280)   $     19,317
                                                         ============    ============    ============    ============




See accompanying notes to unaudited consolidated financial statements.

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                                                      Six Months Ended June 30,
                                                                                                         1999           1998
                                                                                                      ----------    ----------
                                                                                                            (Unaudited)


Cash flows from operating activities:
   Net income .....................................................................................   $    1,670    $      667
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation .................................................................................          789         1,145
     Accretion of discounts and deferred loan fees ................................................          (82)         (302)
     Provision for loan losses ....................................................................          545           265
   (Gain) loss on sale of:
     Securities available for sale ................................................................            3          (318)
     Trading account securities ...................................................................         (131)           --
     Data processing operation ....................................................................       (2,120)           --
     Loans receivable .............................................................................         (330)       (1,099)
     Foreclosed real estate .......................................................................          376            91
   Loans originated and purchased for sale ........................................................      (19,416)           --
   Proceeds from sale of loans receivable .........................................................       26,254        18,335
   Proceeds from sale of discounted loans receivable ..............................................          897         7,635
   Amortization of goodwill .......................................................................           47            51
   (Increase) decrease in purchased mortgage servicing rights .....................................          155           356
   Amortization of purchase price of MRP and ESOP stock ...........................................            4            36
   Recognition of fair value of ESOP shares scheduled to be released ..............................           --            25
   FHLB Stock redemption ..........................................................................           --         1,424
   Decrease in accrued interest receivable, prepaid
     expenses, and other assets ...................................................................        6,318         1,185
   Increase in accrued interest payable and other liabilities .....................................        7,519           118
                                                                                                      ----------    ----------
          Net cash provided by operating activities ...............................................       22,498        29,614
                                                                                                      ----------    ----------
   Cash flows from investing activities:
   Loans originated and purchased for portfolio ...................................................      (90,633)      (77,738)
   Discounted loans receivable purchased ..........................................................           --          (296)
   Principal repayments on:
    Loans receivable and discounted loans receivable ..............................................       89,177        34,994
    Securities-available-for sale .................................................................           78           235
   Proceeds from sale of:
     Foreclosed real estate .......................................................................        2,080         1,671
     Securities available for sale ................................................................       11,126         5,271
     Premises and equipment .......................................................................        5,169            --
     Mortgage Servicing Rights ....................................................................        8,100            --
     Data Processing operation ....................................................................        6,207            --
   Purchase of:
     Securities available for sale ................................................................      (44,497)       (5,365)
     Premises and equipment .......................................................................       (6,398)         (622)
     FHLB Stock ...................................................................................         (890)           --
     Net cash (paid) in purchase of  subsidiary ...................................................           --          (485)
     Loan servicing rights ........................................................................      (11,136)           --
                                                                                                      ----------    ----------
          Net cash used in investing activities ...................................................      (31,617)      (42,335)
                                                                                                      ----------    ----------
   Cash flows from financing activities:
     Net increase in deposits .....................................................................       52,135        28,994
     Proceeds from borrowed funds .................................................................       16,617        13,345
     Repayment of borrowed funds ..................................................................      (17,626)      (19,113)
     Proceeds from exercise of stock options ......................................................           --           116
     Dividends paid ...............................................................................         (200)         (168)
     Net increase in advance payments by borrowers for taxes and insurance ........................          139             5
     Net decrease in custodial escrow balances for loans serviced .................................         (345)         (509)
                                                                                                      ----------    ----------
          Net cash provided by financing activities ...............................................       50,720        22,670
                                                                                                      ----------    ----------
     Net increase (decrease) in cash and cash equivalents .........................................       41,601         9,949
   Cash and cash equivalents at beginning of period ...............................................       10,156         8,677
                                                                                                      ----------    ----------
   Cash and cash equivalents at end of period .....................................................   $   51,757    $   18,626
                                                                                                      ==========    ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest expense ...............................................................................   $    7,258    $    5,405
   Income taxes ...................................................................................   $      200    $      225
Non-cash investing activity - transfer of loans to foreclosed real estate .........................   $    1,042    $    1,869
                                                                                                      ----------    ----------


See accompanying notes to unaudited consolidated financial statements

                       ARGO BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

On March 31, 1999 The Company sold its wholly owned subsidiary On-Line Financial, Inc. ("On-Line"), to GFS Holdings, Inc. of Palm Beach Gardens, Florida. Operating results from On-Line are included in the financial statements as results of discontinued operations. The following table reflects the components of income from discontinued operations:


                                           Three Months Ended     Six Months Ended
                                                 June 30,              June 30,
                                              1999      1998        1999      1998
                                           --------   --------   --------   --------
                                                        (In Thousands)

Income Statement Data
Revenues ...............................         --   $  3,357   $  4,158   $  6,631
Costs & Expenses .......................         --      3,294      3,940      6,435
                                           --------   --------   --------   --------
Operating Income .......................         --         63        218        196
Income Tax Expense .....................         --         24         83         74
                                           --------   --------   --------   --------
Income from discontinued operations ....   $     --   $     39   $    135   $    122
                                           ========   ========   ========   ========

On June 1, 1999 Argo Federal Savings Bank, FSB entered into a management services agreement ("Agreement") with E-Conduit Network, Inc. ("E-Conduit"). Under the agreement E-Conduit acquired certain assets and liabilities of Margo and assumed the day to day operations related to the origination of mortgage loans for the Savings Bank portfolio and for sale into the secondary market. The Agreement also requires E-Conduit to pay a six basis point per transaction license fee, in return E-Conduit is allowed to use the Margo name and all the intellectual properties of Margo. As a result of this transaction Margo has discontinued its wholesale mortgage operation and is focusing on fee generation through its licensing activities.

On June 29, 1999, the Savings Bank sold its five operating properties located at 7600 West 63rd. Street and 5818 South Archer Road, Summit, Illinois, 8267 South Roberts Road, Bridgeview, Illinois, 2154 West Madison Street, Chicago, Illinois, and 14076 Lincoln Avenue, Dolton, Illinois, to a non-affiliated third party for an aggregate contractual purchase price of $5,850,000 and simultaneously entered into a 14 year, 2-month operating lease for each of the properties with the new purchaser. Under the terms of the lease the Savings Bank will pay an initial monthly rental of $48,000 per month or $576,000 per year which will increase at the rate of 1% each year commencing January 1, 2000. The net proceeds of the sale to the Savings Bank after deducting customary closing cost including title charges, environmental studies, surveys and legal fees was $5,230,662 resulting in a profit of $2,246,862 to the Savings Bank. The profit, under generally accepted accounting principles, will be taken into income by the Savings Bank over the lease term. As a result of this sale and leaseback transaction the Bank is not the record title holder of any of the properties from which it transacts business.

NOTE B - STOCK BENEFIT PLANS

The Savings Bank adopted the Argo Federal Savings 401(k) Plan ("Plan") effective October 1, 1988, for the exclusive benefit of eligible employees of the Savings Bank. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least 1,000 hours of service within a twelve (12) consecutive month period and are age twenty-one (21) or older. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 12.0% are made at the Savings Bank's discretion each Plan year. The Savings Bank made contributions of $37,000 and $35,000 to the Plan for the six months ended June 30, 1999, and 1998. The Plan also provides benefits in the event of death, disability, or other termination of employment.

In 1991, Argo Savings formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP borrowed funds from an unrelated third party lender in the amount of $60,180 in order to purchase 7.0% of the Common Stock issued in the Merger Conversion (20,932 shares at $2.875 per share). The ESOP subsequently borrowed an $245,000 from the same third party lender to purchase 52,080 shares at an average price of $4.70 per share. The remaining balance of the borrowed funds was repaid in 1998. A contribution of $29,000 was made to the ESOP to fund principal and interest payments for the six months ended June 30, 1998. In May 1999 the ESOP borrowed from the Company $497,502 to purchase 49,136 shares at an average price of $10.125. A contribution of $6,000 was made to the ESOP to fund principal and interest payments for the six months ended June 30, 1999.

The Board of Directors of Argo Bancorp formed a MRP effective September 1, 1996, which purchased 50,000 shares of Argo Bancorp stock on September 24, 1996, for $115,000. During the year ended December 31, 1997, the Company sold 18,608 shares held by the Argo Bancorp MRP for $181,000 reducing the total shares held by the plan to 31,392. Under this Plan, employees in key management positions with Argo Bancorp and all its subsidiaries are eligible for participation. No shares were awarded during the six months ended June 30, 1999. Amortization expense totaled $4,000 for the six month periods ended June 30, 1999, and $6,000 for the Six month period ended June 30, 1998.

On April 26, 1995, an amendment to the Argo Federal Savings Bank MRP was approved, which increased the amount of shares available to be awarded under the MRP to 97,992. An additional 15,188 and 7,628 shares were purchased in 1996 and 1995, respectively, under the MRP. During the year ended December 31, 1997, the Company sold 22,416 shares held by the plan for $219,000, reducing the total shares held by the plan to 100. Employees earn the awards over a three-year period. Once awarded the aggregate purchase price of the shares will be amortized to expense as a portion of annual compensation as the employees become vested in their stock awards and the amortized cost is reflected as a reduction of stockholders' equity. No shares were awarded or vested during the six-months ended June 30, 1999.

Argo Bancorp's Board of Directors adopted the 1991 Stock Option and Incentive Plan (the 1991 Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 429,800 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of incentive stock options to be granted to full-time employees of Argo Bancorp and its subsidiaries from time to time. Argo Bancorp awarded all 429,800 options under the 1991 Stock Option Plan. The exercise price for the options awarded were equal to the fair market value of the common stock at the date of grant. To date there have been 258,332 options exercised; no options were exercised during the six months ended June 30, 1999. At June 30, 1999, options to purchase 171,468 shares were outstanding under this plan.

Argo Bancorp's Board of Directors adopted the Non-Qualified Stock Option Plan for Non-Employee Directors (Non-Qualified Stock Option Plan), which was approved by its shareholders effective December 23, 1991, under which up to 429,800 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of non-incentive stock options to be granted to non-employee directors of the Corporation and its subsidiaries from time to time. At June 30, 1999, Argo Bancorp has awarded 276,400 options for shares under the Non-Qualified Stock Option Plan. To date, options to acquire 52,800 shares have been exercised. No options were exercised during the six month periods ended June 30, 1999. The exercise price for the options awarded were equal to the fair market value of the common stock at the date of grant. At June 30, 1999, options to purchase 223,600 shares were outstanding under the Non-Qualified Stock Option Plan.

NOTE C - REGULATORY CAPITAL

Pursuant to the Office of Thrift Supervision ("OTS") regulations, savings institutions must meet three separate minimum capital-to-assets requirements. The following table summarizes, as of June 30, 1999 and at December 31, 1998, Argo Savings' capital requirements under OTS regulations and its actual capital ratios at those dates:


                                    REQUIRED            ACTUAL          REQUIRED           ACTUAL            EXCESS
                                     CAPITAL           CAPITAL           CAPITAL          CAPITAL           CAPITAL
JUNE 30, 1999                     PERCENTAGE        PERCENTAGE           BALANCE          BALANCE           BALANCE
-------------                     ----------        ----------           -------          -------           -------
                                                                   (Dollars in Thousands)

Risk-based.................             8.0%            11.25%           $15,146          $21,293           $ 6,147
Core.......................             4.0              5.84             12,061           19,916             7,855
Tangible...................             1.5              5.84              5,120           19,916            14,796

DECEMBER 31, 1998
-----------------

Risk-based.................             8.0%            10.54%           $13,898          $18,310           $ 4,412
Core.......................             4.0              6.32             10,994           17,370             6,376
Tangible...................             1.5              6.32              4,123           17,370            13,247

NOTE D - EARNINGS PER SHARE

Basic earnings per share for the three and six-month periods ended June 30, 1999, and 1998 was based on weighted average number of shares outstanding of 2,004,896, 1,990,576, 2,004,896 and 1,977,172 respectively. Diluted earnings per share for the three and six-month periods ended June 30, 1999 and 1998, were based on weighted average number of shares outstanding of 2,135,012, 2,123,472, 2,135,012, and 2,110,068 respectively.


                                                                                 Three Months Ended         Six Months Ended
                                                                               06/30/99     06/30/98     06/30/99     06/30/98
                                                                              ----------   ----------   ----------   ----------
                                                                                (Dollars in thousands, except per share data)

Income from continuing operations .........................................   $      133   $      242   $      136   $      545

Net income from discontinued operation ....................................           --           39          135          122

Gain on Sale of Data Processing operation .................................          198           --        1,399           --
                                                                              ----------   ----------   ----------   ----------

Net income ................................................................   $      331   $      281   $    1,670   $      667
                                                                              ==========   ==========   ==========   ==========

Basic earnings per share
    weighted average common shares outstanding ............................        2,005        1,991        2,005        1,977

Additional dilutive shares ................................................          130          133          130          133
                                                                              ----------   ----------   ----------   ----------

Total weighted average common shares and
Equivalents outstanding for diluted computation ...........................        2,135        2,124        2,135        2,110
                                                                              ==========   ==========   ==========   ==========

Basic earnings per shares from continuing operations ......................   $      .07   $      .12   $      .07   $      .28

Basic earnings per share from discontinued operation ......................           --          .02          .07
                                                                                                                            .06

Basic earnings per share from gain on sale of  discontinued operation ....                 $      .10           --          .70
                                                                              ----------   ----------   ----------   ----------

Basic earnings per share ..................................................   $       17   $      .14   $      .84   $      .34
                                                                              ==========   ==========   ==========   ==========


Diluted earnings per share from continuing operations .....................   $      .06   $      .11   $      .06   $      .26

Diluted earnings per share from discontinued operations ...................           --          .02          .06          .06

Diluted earnings per share from gain on sale of discontinued operation ....          .09           --          .66           --
                                                                              ----------   ----------   ----------   ----------

Diluted earnings per share ................................................   $      .15   $      .13   $      .78   $      .32
                                                                              ==========   ==========   ==========   ==========


NOTE E - COMMITMENTS AND CONTINGENCIES

At June 30, 1999, Argo Savings had loan commitments totaling $18.8 million and $20.0 million in unused lines of credit. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to Argo Savings' normal credit policies. Argo Savings also had community reinvestment act ("CRA") investment commitments outstanding of $2.5 million.

NOTE F- SEGMENT FINANCIAL INFORMATION

The operating segments are determined by the products and services offered, primarily distinguished between banking, acquisition of discount loans, and mortgage banking. Loans, investments, and deposits provide the revenues in the banking operation, fee income provides the primary revenue for mortgage banking and discount accretion provides the primary revenue for discount loan workout.

Information reported internally for performance assessment follows for the six months ended June 30, 1999. The column for other information primarily includes activity between segments which is being eliminated.


                                                                    Discount Mortgage
                                        Total
                                       Banking       Loans      Banking       Other        Segments
                                      ---------    ---------    -------      -------      ---------
                                                             (In Thousands)
1999
Net interest income ...............   $   3,232    $     237    $      --    $      --    $   3,469
Provision for loan losses .........         485           60           --           --          545
Other revenue .....................       1,709         (231)         730         (426)       1,782
Other expenses ....................       3,672          204          866           --        4,742
Income tax benefit ................        (172)          --           --           --         (172)
Segment profit (loss) .............         956         (258)        (136)        (426)         136
     Segment assets ...............     387,850       12,240           60      (37,102)     363,048

1998
Net interest income ...............   $   2,525    $     577    $      --    $      --    $   3,102
Provision for loan loss ...........          55          180           --           --          235
Other revenue .....................       2,267          684          670       (1,493)       2,128
Other expenses ....................       3,527          400          638           --        4,565
Income tax benefit ................        (115)          --           --           --         (115)
Segment profit (loss) .............       1,325          681           32       (1,493)         545
     Segment assets ...............     271,964       19,357          309      (31,872)     259,758

                               ARGO BANCORP, INC.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

In addition to historical information, this 10-Q may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 1998 Form 10-K.

GENERAL

The Company was incorporated in Delaware in August 1987, for the purpose of acquiring the Savings Bank. The Company acquired Argo Savings on November 17, 1987, for a capital infusion of $1.1 million. On August 29, 1991, the Board of Directors of Dolton Riverdale Savings and Argo Savings adopted a Plan of Merger Conversion ("Plan"), whereby Dolton agreed to convert from a state-chartered mutual association to a federally-chartered stock association and merge with and into Argo Savings with Argo Savings as the surviving entity. Final regulatory approval was received on May 26, 1992, at which time the merger conversion ("Merger Conversion") was completed. The transaction was accounted for under a pooling of interests method. There was no goodwill or other intangible assets recorded as a result of the transaction. The Company retained 50.0% of the net proceeds from the merger conversion and injected the remaining 50.0% into Argo Savings. The Company is a unitary savings and loan holding company and is registered as such with the Office of Thrift Supervision ("OTS"), Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC").

On December 31, l996, Argo Bancorp entered into a stock purchase agreement with The Deltec Banking Corporation Limited ("Deltec"), a banking corporation organized under the laws of the Commonwealth of the Bahamas. Under the terms of the agreement, Argo Bancorp agreed to issue and sell 446,256 shares of the Company's authorized and unissued common stock to Deltec at a purchase price of $9.50 per share. Total proceeds from this transaction were approximately $4.2 million. A five (5.0%) percent investment advisory fee was paid to Charles E. Webb and Company reducing the net proceeds of the transaction to $4.0 million. The stock purchase agreement also provides that Deltec may acquire additional shares of common stock from the Company when the company issues or sells additional shares to third parties in order that Deltec can maintain 25.0% ownership in the Company's common stock.

In October of 1998, the Company formed Argo Capital Trust, a statutory business trust formed under the laws of the State of Delaware. In November 1998, the Company and Argo Capital Trust offered 11.0% Capital Securities with a liquidation amount of $10.00 per security. The proceeds from the sale offering were $17,250,000. Argo Capital Trust used the gross proceeds from the sale of the Capital Securities to purchase Junior Subordinated Debentures of the Company. The Junior Subordinated Debentures carry an interest rate of 11.0%, paid quarterly in arrears and are scheduled to mature on November 6, 2028. The costs of the debt issuance were approximately $1.7 million, and were capitalized by the Company. The expenses are being amortized over 30 years. However, the debentures, under certain circumstances maybe prepaid prior to the maturity date. The proceeds from the sale of the Junior Subordinated Debentures are being used by Argo Savings for general lending purposes and enhancements of operational capabilities, and by the Company for general corporate purposes.

Unlike many savings and loan holding companies, the Company is an active holding company with only a portion of its future anticipated operating income dependent upon the earnings of Argo Savings. As an operating company, Argo Bancorp has assets, liabilities and income that are unrelated to the operations of Argo Savings. Argo Bancorp's assets at June 30, 1999, on an unconsolidated basis consisted of its investment in Argo Savings of $19.9 million, its investment in the majority owned Empire/Argo Mortgage LLC of $809,000, securities available-for-sale of $16.6 million, cash and other interest-earning deposits of $621,000, and other assets of $3.8 million which include $1.9 million of debt issuance costs associated with the Junior Subordinated Debentures. Argo Bancorp also had outstanding borrowings on an unconsolidated basis in the amount of $4,085,000 at June 30, 1999, incurred in connection with capital infusions to its subsidiaries. Argo Bancorp is a Federal Housing Authority ("FHA") approved originator and servicer, a licensed Illinois mortgage banker and an approved Federal National Mortgage Association ("FNMA") servicer.

SALE OF SUBSIDIARY

On March 31, 1999 The Company sold its wholly-owned subsidiary, On-Line Financial Services, Inc. of Oak Brook, Illinois, to GFS Holdings, Inc. of Palm Beach Gardens, Florida ("Purchaser").

Under the terms of the transaction, the Company received $11.3 million in cash and securities in exchange for all of the outstanding stock of On-Line. The Company received $6.7 million in cash at closing, together with 4,600 shares of GFS Holdings Co. Series B Preferred Stock, valued at $4.6 million. The Preferred Stock, par value $.01, pays the Company a semi-annual dividend at the rate of 7.625%. Mandatory redemption of up to 1,400 shares will be made subject to completion of certain conditions precedent on each of July 31, 1999, January 31, 2000 and July 31, 2000. An additional redemption of up to 3,200 shares is available on April 30, 2000, subject to obtaining certain financial objectives. All shares will be redeemed, to the extent not redeemed earlier, on March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Argo Savings' primary sources of funds are deposits, proceeds from principal and interest payments on the loan and securities available-for-sale portfolio, custodial deposit accounts related to loans serviced for others, and the sale of discounted loans receivable and newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $51.8 million at June 30, 1999.

The primary investment activity of Argo Savings is the origination and purchase of mortgage loans. During the three months ended June 30, 1999, and 1998, Argo Savings originated and purchased loans receivable and discounted loans receivable in the principal amounts of $110.0 million and $78.0 million, respectively. During the six months ended June 30, 1999, and 1998, these investing activities were primarily funded by principal repayments on loans receivable and discounted loans receivable and securities available-for-sale of $89.3 million and $35.2 million, respectively, and the proceeds from the sale of loans receivable and discounted loans receivable, securities available-for-sale and foreclosed real estate of $40.4 million and $32.9 million, respectively. During the six months ended June 30, 1999, additional funding was provided by the increase in deposits of $52.1 million, partially offset by a $1.0 million decrease in borrowings. During the six months ended June 30, 1998, additional funding was provided by the increase in deposits of $29.0 million, partially offset by a $5.8 million decrease in borrowings.

Argo Savings is required to maintain minimum levels of liquid assets as defined by OTS regulation. At June 30, 1999, Argo Savings liquid assets represented 15.15% of its liquidity base as compared to the required level of 5.0%. The level of liquidity maintained is believed by management to be adequate to meet the requirements of normal operations, potential deposit outflows, and the current loan demand.

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

At June 30, 1999, Argo Savings' capital exceeded all of the capital requirements of the OTS on a current and fully phased-in basis. The Savings Bank's tangible, core and risk-based capital ratios were 5.84%, 5.84%, and 11.25%, respectively.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0% multiplied by the estimated economic value of the institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12.0% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At June 30, 1999, the Savings Bank met each of its capital requirements, and it is anticipated that Argo Savings will not be subject to the interest rate risk component.

CHANGES IN FINANCIAL CONDITION

Total assets increased $56.0 million to $363.0 million at June 30, 1999, from $307.0 million at December 31, 1998.

Cash and interest-earning deposits increased $41.6 million to $51.8 million at June 30, 1999. Included in the increase was $29.8 million in cash utilized to fund a network of 565 ATM's through a partnership between the Savings Bank, EFmark Inc. of Westmont, Illinois and Dairy Mart convenience stores of Hudson, Ohio. In addition, the net proceeds of $5.2 million from the June 30, 1999 sale of the buildings is included here as is the proceeds from the payoff of $8.2 million from a PMSR investment.

Securities available-for-sale increased by $33.3 million to $40.5 million at June 30, 1999 from $7.2 million at December 31, 1998. Included in the increase is $4.6 million of GFS Holdings Co. Preferred Stock obtained in the sale of On-Line. In addition, the Savings Bank has utilized excess cash to purchase securities consistent with Management's asset-liability strategy.

Loans receivable and discounted loans receivable declined $7.2 million to $238.0 million at June 30, 1999 from $245.2 million at December 31, 1998, as a result of loan originations and purchases totaling $110.0 million offset by sales of loans of $27.2 million, principal repayments totaling $89.2 million, and transfers of loans to foreclosed real estate of $1.0 million.

Premises and equipment declined by a net $2.9 million to $7.8 million at June 30, 1999 from $10.7 million at December 31, 1998. The decrease in premises and equipment was in part the result of the sale of the operating properties, which had a net book value of $2.9 million, and the sale of On-Line, which had equipment with a net book balance $5.9 million at December 31, 1998. This decline was partially offset by an investment of $5.8 million in a 565 unit ATM network.

Prepaid expenses and other assets declined by $11.1 million to $7.5 million at June 30, 1999 from $18.5 million at December 31, 1998 primarily as a result of the On-Line sale. The December 31, 1998 balance of prepaid expenses and other assets at On-Line was $6.2 million.

Deposits increased $52.1 million to $285.1 million at June 30, 1999, from $233.0 million at December 31, 1998. The increase can be attributed to increases in negotiated certificate of deposits, which the Savings Bank utilized to fund its asset growth that occurred during the six months ended June 30, 1999.

Other Liabilities increased by $4.6 million due in part to the deferred gain of $2.2 million on the sale of the buildings and to the accrued expenses and reserves for estimated contingent payments totaling $1.6 million in connection with the On-Line sale.

Stockholders' equity increased $903,000 to $19.3 million at June 30, 1999, from $18.4 million at December 31, 1998. The increase was the result of net income of $1.7 million partially offset by cash dividends of $200,000 the purchase of ESOP shares at a cost of $497,000 and additional unrealized net losses in the available-for-sale investment portfolio of $73,000.

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

Argo Savings had an excess of interest sensitive liabilities that mature or reprice within one year over interest sensitive assets of $63.0 million or 18.5% of total assets at June 30, 1999. As a result of the excess of interest sensitive liabilities over interest sensitive assets, Argo Savings is "Net Liability Sensitive" which would indicate that its earnings would be negatively affected by rising interest rates. In periods of falling interest rates, however, the opposite effect on net interest income is expected.

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

The status of each of the five phases of the FFIEC Year 2000 plan are:

                  1.  Awareness                        100.0% complete
                  2.  Assessment                       100.0% complete
                  3.  Renovation                       100.0% complete
                  4.  Validation                       100.0% complete
                  5.  Implementation                   100.0% complete


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

Through June 30, 1999 the Company has spent approximately $20,000 in connection with testing, and upgrading equipment and software for Year 2000 compliance. The Saving Bank's contingency plan calls for the backup of critical application systems at December 31, 1999 in the event of a systems disaster subsequent to year end. The contingency plan calls for running the banking centers offline if systems and/or phone lines are unavailable subsequent to year end. The plan incorporates provisions which include manually processing daily work for each business day after the close of business at a data recovery center northwest of the Savings Bank's main operating facility. Additionally, the Savings

Bank's deposit and loan systems are contractually protected by a back-up disaster recovery plan outsourced to a third party. The worst case scenario, including the possible loss of electric power and phone lines, could have a material impact on the operations of the Savings Bank.

PURCHASED MORTGAGE SERVICING RIGHTS

At June 30, 1999, the Savings Bank owned directly and indirectly, $7.9 million in PMSRs. Argo Saving's principal investments in PMSRs is through a $4.5 million equity investment in a limited partnership that was established for the sole purpose of purchasing mortgage servicing rights. During the six months ended June 30, 1999, the Savings Bank invested an additional $11.1 million in PMSR's. Of that investment $8.2 million had been sold at June 30, 1999. The Savings Bank's ownership of PMSRs, as well as its investment in the limited partnership carry interest rate risk because the total amount of the servicing fees earned, as well as the amortization of the investment in the servicing rights, fluctuates based on loan prepayments (affecting the expected average life of a portfolio of PMSRs). The rate of prepayment of mortgage loans may be influenced by changing national and regional trends, prevailing mortgage rates and the housing market in general. During periods of declining interest rates, as existed for most of 1998, many borrowers refinanced their mortgage loans. Accordingly, prepayments of mortgage loans increased and the loan administration income related to the mortgage loan servicing rights corresponding to a mortgage loan ceased as underlying loans were prepaid. Consequently, the market value of PMSRs tend to decrease during periods of declining interest rates, since greater prepayments can be expected. The income derived from and market value of the PMSRs and its investment in the limited partnership, therefore, may be adversely affected during periods of declining interest rates. Argo Savings accounts for its investment in the limited partnership using the equity method. Income or loss is recorded based upon information received from Dovenmuehle Mortgage, Inc. ("DMI"), a Delaware Corporation engaged principally in mortgage servicing activities. DMI obtains quarterly valuations from an independent appraiser for each limited partnership. The Savings Bank recorded no further impairment of its investment during the three and six months ended June 30, 1999.

ASSET QUALITY

Argo Bancorp and Argo Savings regularly review assets to determine proper valuation. Loans are reviewed on a regular basis and an allowance for possible loan losses is established when, in the opinion of management, the net realizable value of the property collateralizing the loan is less than the outstanding principal and interest, and the collectibility of the loan's principal and interest becomes doubtful.

At June 30, 1999, Argo Savings had sixty-four (64) properties, totaling $2.5 million classified as foreclosed real estate, as compared to ninety (90) properties totaling $3.9 million at December 31, 1998. The underlying properties on June 30, 1999, consisted primarily of single family residences. The foreclosed real estate has been written down to estimated fair value at June 30, 1999. The total amount of loans receivable ninety (90) days or more past due at June 30, 1999, was $8.8 million or 3.81% of total loans receivable compared to $6.5 million or 2.80% of total loans on December 31, 1998. Loans ninety (90) days or more past due are primarily secured by one-to-four family residences. Total non-performing assets at June 30, 1999, totaled $11.3 million or 3.11% of total assets compared to $10.4 million or 3.39% of total assets at December 31, 1998. Excluded from these totals are $2.2 million of discounted loans ninety (90) days or more past due at June 30, 1999, and $1.8 million at December 31, 1998. Discounted loans that are often purchased with the intent to foreclose and sell the underlying property are excluded from non-performing loans.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999, AND 1998.

GENERAL

Net income for the three months ended June 30, 1999 was $331,000 or $.15 per diluted share. Included in net income was an additional profit of $198,000 after tax gain or $.09 per diluted share on the sale of the On-Line subsidiary. The additional gain was the result of a reduction in the anticipated costs related to the sale. Net income for the six months ended June 30, 1999 was $1.7 million or $.78 per diluted share including the after tax gain of $1.4 million or $.66 per diluted share on the sale of the On-Line subsidiary.

INTEREST INCOME

Interest income for the three months ended June 30, 1999, totaled $5.7 million, as compared to $4.3 million for the comparable 1998 period. The increase of $1.4 million was the result of a $75.4 million increase in average interest-earning assets. This increase was partially offset by a 24 basis point decline in the yield on interest earning assets for the second quarter of 1999 compared to the same period last year. The decrease in yield is primarily attributable to the refinancing of higher yielding mortgage loans to lower current rates and to the decreased investment in discounted loans receivable, which typically have higher than market yields. For the six months ended June 30, 1999 interest income totaled $10.7 million, an increase of $2.2 million from the $8.6 million recorded for the same period last year. The increase was the result of a $87.0 million increase in average interest earning assets partially offset by a 104 basis point decline in yield for the six months ended June 30, 1999 as compared to the same period last year.

INTEREST EXPENSES

Interest expense for the three months ended June 30, 1999, totaled $3.9 million as compared to $2.7 million for the comparable 1998 period. The $1.2 million increase was primarily the result of a $93.6 million rise in average interest bearing liabilities which was only partially offset by a 3 basis point decline in the weighted average cost of interest-bearing liabilities to 5.07% for the three-months ended June 30, 1999 as compared to the same period last year. Included in interest bearing liabilities was $17.3 million of junior subordinated debt at a rate of 11.0%, which accounted for $480,000 of the increase in interest expense for the three months ended June 30, 1999. Excluding the junior subordinated debt, the cost of interest bearing liabilities would have declined to 4.71% for the three months ended June 30, 1999.

For the six months ended June 30, 1999 interest expense totaled $7.3 million an increase of $1.8 million from the $5.5 million recorded for the same period last year. The increase was primarily the result of a $88.1 million increase in average interest bearing liabilities partially offset by a 22 basis point decline in the cost of interest-bearing liabilities for the six months ended June 30, 1999 as compared to the same period last year. The junior subordinated debt accounted for $941,000 of the increase in interest expense for the six months ended June 30, 1999. Excluding the junior subordinated debt, the cost of interest bearing liabilities would have declined to 4.56% for the six months ended June 30, 1999.

NET INTEREST INCOME

Net interest income totaled $1.8 million for the three months ended June 30, 1999, an increase of $216,000 from the amount recorded in the comparable 1998 period. The increase in net interest income for the three months ended June 30, 1999, resulted from the $75.4 million increase in average interest-earning assets which was partially offset by the $93.6 million increase in average interest-bearing liabilities and a 22 basis points decrease in the effective net spread to 2.98% from 3.20% for the comparable 1998 period. Excluding the junior subordinated debt, the net spread would have increased by 14 basis points to 3.34%.

Net interest income for the six months ended June 30, 1999 increased by $367.000 to $3.5 million from $3.1 million for the same period last year. The increase was the result of the $87.0 million increase in average interest earning assets and partially offset by the increase of $88.1 million in average interest bearing liabilities and a 68 basis point decline in the effective net spread to 2.48% from 3.16% for the comparable 1998 period. The net spread would have declined by 31 basis points had the junior subordinated debt been excluded from net interest income.

PROVISION FOR LOAN LOSSES

Provision for loan losses increased to $360,000 for the three months ended June 30, 1998 from $50,000 for the same period last year. Management chose to increase the provision to increase the ratio of reserves to loans outstanding to
 .60% at June 30, 1999 from .40% at December 31 1998 following a review of the Company's non-performing assets. The allowance for loan losses totaled $1.4 million at June 30, 1999 compared to $940,000 at December 31, 1998. For the six months ended June 30, 1999 provision for losses totaled $545,000 as compared to $235,000 for the same period last year. Management believes that loan loss provisions are adequate and will continue to monitor the mortgage portfolio and substandard assets for loss exposure.

NON-INTEREST INCOME

Non-interest income increased to $925,000 for the three months ended June 30, 1999 from $844,000 for the same period last year. The increase was the result of income on PMSR's totaling $535,000 for the period compared to a net loss of $390,000 recorded for the same period last year. The income recorded on PMSR's for the three months ended June 30, 1999 is primarily related to a $11.1 investment in PMSR's made during the six months ended June 30, 1999 of which $8.2 million had been sold at June 30, 1999.

For the six months ended June 30, 1999 non-interest income declined to $1.8 million as compared to $2.1 million for the same period last year. The decline was the result of a $620,000 decrease in gains on the sale of loans, and losses on the sale of foreclosed real estate which increased to $357,000 for the six months ended June 30, 1999 from $91,000 for the same period last year.

NON-INTEREST EXPENSE

Non-interest expense declined to $2.3 million for the three months ended June 30, 1999 from $2.4 million for the same period last year. The decline is the result of a $100,000 reduction in compensation and benefits related to restructuring at Margo and to a $50,000 decline in occupancy expenses related to the sale of the buildings. For the six months ended June 30, 1999 non-interest expense increased by $177,000 to $4.7 million as compared to $4.6 million for the same period last year. The increase in expenses was due to higher loan and real estate owned costs and to increased expenses for the six months at the Margo subsidiary as result of higher loan volumes.

INCOME TAX EXPENSE

The provision for income tax expense yielded an accrued benefit of $46,000 for the three months ended June 30, 1999 compared to an accrued benefit of $222,000 for the same period last year. The 1999 benefit is based on a 38.0% provision on the pre-tax income of $87,000 less the utilization of low income housing credits of $78,000. The 1998 result includes the resolution of various tax issues. For the six months ended June 30, 1999 the provision for income taxes yielded an accrued benefit of $172,000 compared to a accrued benefit of $115,000 for the same period last year. The tax benefit for the six months ended June 30, 1999 includes low income housing credits of $158,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held April 27, 1999, with the following resolutions ratified and approved in all respects:

I. Election of Director: The election of Donald G. Wittmer for a two (2) year term

         For:  1,967,084 votes 98.1%  Withheld: 620 votes 0.02%
         Broker Non-votes: 0 votes 0.0%

         In addition, the following directors continue in office:

         John G. Yedinak, Chairman of the Board President and Chief Executive Officer, Argo Bancorp, Inc.

         Frances M. Pitts, Secretary and Director Executive Vice President, Argo Bancorp, Inc.

         Sergio Martinucci, Director Senior Vice-President of Coldwell Banker-Residential Brokerage

         Arthur E. Byrnes, Director Chairman, The Deltec Asset Management Corporation

II. Ratification of Appointment of Crowe, Chizek and Company LLP as Independent Auditors:

         For: 1,965,692 votes 98.0%  Against: 42 votes 0.00%
         Withheld: 1,970 votes 0.10%  Broker non-votes: 0 votes

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

B.       Reports of Form 8-K

         An 8K was filed on April 1, 1999 regarding the sale of the Online Financial Services, Inc. subsidiary.


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


                                         ARGO BANCORP, INC.




Date: August 13, 1999                    /s/ John G. Yedinak
     -------------------------------     -------------------------------------
                                         John G. Yedinak, Chairman of the Board,
                                         President, Chief Executive Officer, and
                                         Director