Form 10-Q
period 1999-09-30
ARGO BANCORP INC /DE/
filed 1999-11-12
CIK 883502

================================================================================




                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                         COMMISSION FILE NUMBER 0-19829


                               ARGO BANCORP, INC.
             ------------------------------------------------------
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

The registrant had 2,004,896 shares outstanding as of November 10, 1999.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---

================================================================================

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------
Item 1   Financial Statements

         Consolidated Statements of Financial Condition
         as of September 30, 1999, and  December 31, 1998 (unaudited)..     3

         Consolidated Statements of Income For the Three and Nine
         Month Periods ended September 30, 1999, and 1998 (unaudited)..     4

         Consolidated Statement of Comprehensive Income For
         the Three and Nine Months ended September 30, 1999,
         and 1998 (unaudited)..........................................     5

         Consolidated Statements of Stockholders' Equity
         for the Three and Nine Months ended September 30, 1999,
         and 1998 (unaudited) .........................................     6

         Consolidated Statements of Cash Flows for the
         Nine Months ended September 30, 1999 and 1998 (unaudited) ....     7

         Notes to Consolidated Financial Statements ...................     8

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................    14

Item 3   Quantitative and Qualitative Disclosures About Market Risk....    25

PART II - OTHER INFORMATION

Item 1   Legal Proceedings ............................................    26

Item 2   Changes in Securities ........................................    26

Item 3   Default Upon Senior Securities ...............................    26

Item 4   Submission of Matters to a Vote
           of Security Holders ........................................    26

Item 5   Other Information ............................................    26

Item 6   Exhibits and Reports on Form 8-K .............................    26

Form 10Q Signature Page ...............................................    27

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                          9/30/99     12/31/98
                                                                         --------    ---------
ASSETS
Cash...............................................................       $ 35,156    $  3,276
Interest-earning deposits..........................................          1,199       6,880
                                                                          --------    --------
Cash and Cash Equivalents..........................................         36,355      10,156

Stock in Federal Home Loan Bank of Chicago.........................          2,303       1,911
Trading account securities.........................................          1,147         693
Securities available-for-sale......................................         41,855       7,208
Loans receivable, net..............................................        251,040     232,788
Discounted loans receivable, net...................................          9,954      12,401
Accrued interest receivable........................................          3,111       2,024
Foreclosed real estate, net........................................          2,331       3,875
Premises and equipment, net........................................          7,890      10,707
Mortgage loan servicing rights, net................................            474         593
Investment in limited partnership..................................          4,385       4,469
Debt issuance costs related to junior subordinated debt, net.......          1,854       1,657
Prepaid expenses and other assets..................................          8,940      18,536
                                                                          --------    --------
                                                                          $371,639    $307,018
                                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits.........................................................       $292,830    $232,980
  Borrowed money...................................................         26,998      25,227
  Advance payments by borrowers for taxes and insurance............          1,198         853
  Accrued interest payable.........................................            950         661
  Custodial escrow balances for loans serviced.....................          5,420       5,340
  Other liabilities................................................          7,619       5,759
  Junior subordinated debt.........................................         17,250      17,784

Stockholders' Equity
  Preferred stock..................................................              3           3
  Common stock.....................................................             20          20
  Additional  paid-in capital .....................................          8,829       8,829
  Retained earnings - substantially restricted.....................         11,790      10,084
  Accumulated other comprehensive loss.............................           (545)       (238)
  Common stock acquired by:........................................
    Employee Stock Ownership Plan..................................           (476)        ---
    Management Recognition Plan....................................           (247)       (284)
                                                                          --------    --------
      Total stockholders' equity...................................         19,374      18,414
                                                                          --------    --------

Total Liabilities and Stockholders' Equity.........................       $371,639    $307,018
                                                                          ========    ========

See notes to accompanying unaudited financial statements

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                           For the Three Months Ended    For the Nine Months Ended
                                                                             09/30/99       09/30/98       09/30/99      09/30/98
                                                                           -----------     ----------    -----------    ----------
Interest income
  Loans receivable....................................................          $4,703        $3,628         $13,652      $10,458
  Discounted loans receivable.........................................             333           618             885        1,833
  Securities available-for-sale.......................................             779            32           1,421          113
  Interest-earning deposits...........................................             613           229           1,193          664
                                                                                ------        ------         -------      -------
Total interest income.................................................           6,428         4,507          17,151       13,068
                                                                                ------        ------         -------      -------
Interest expense:
  Deposits............................................................           3,414         2,270           9,087        6,950
  Borrowed money......................................................             379           529           1,020        1,308
  Junior subordinated debt............................................             485           ---           1,425          ---
                                                                                ------        ------         -------      -------
    Total interest expense............................................           4,278         2,799          11,532        8,258
                                                                                ------        ------         -------      -------
  Net interest income before provision
    for loan losses...................................................           2,150         1,706           5,619        4,809
  Provision for loan losses...........................................              60            60             605          295
                                                                                ------        ------         -------      -------
  Net interest income after provision
    for loan losses...................................................           2,090         1,646           5,014        4,513
                                                                                ------        ------         -------      -------

Non-interest income:
  Purchased mortgage servicing income.................................              46        (1,258)            618       (1,536)
  Mortgage banking....................................................              23           332             753          993
  Gain on sale of loans receivable, discounted loans receivable, securities available-for-sale, trading account securities
    and foreclosed real estate........................................              10         1,287              92        2,613
  Fees and service charges............................................             183           157             548          516
  Other...............................................................              12            12              46           72
                                                                                ------        ------         -------      -------
Total non-interest income.............................................             273           530           2,056        2,658
                                                                                ------        ------         -------      -------

Non-interest expense:
  Compensation and benefits...........................................             758           930           2,654        2,912
  Occupancy and equipment.............................................             386           401           1,167        1,176
  Amortization of goodwill............................................             ---           ---              47           77
  Other general and administrative fees...............................             799         1,213           2,817        2,945
                                                                                ------        ------         -------      -------
Total non-interest expense............................................           1,942         2,545           6,685        7,110
                                                                                ------        ------         -------      -------
Net income/(loss) from continuing operations before
  provision for income taxes .........................................             421          (369)            385           61
Income tax expense/(benefit)..........................................              85          (107)            (87)        (223)
                                                                                ------        ------         -------      -------
    Net income/(loss) from continuing operations......................             336          (261)            472          284
                                                                                ------        ------         -------      -------
Discontinued operations:
Net income from discontinued Data Processing operation
      (less applicable income taxes of $135, $83, and $210,
      respectively)...................................................             ---           220             135          342
Gain on sale of Data Processing operation
      (less applicable income taxes of $721 ).........................             ---           ---           1,399          ---
                                                                                ------        ------         -------      -------
Net income/(loss).....................................................          $  336        $  (41)        $ 2,006      $   626
                                                                                ======        ======         =======      =======

Basic earnings/(Loss) per share:
Income from continuing operations.....................................          $  .17        $ (.13)        $   .23      $   .15
Income from discontinued operations...................................             ---           .11             .07          .17
Gain on sale of discontinued operations...............................             ---           ---             .70          ---
                                                                                ------        ------         -------      -------
Net income/(loss).....................................................          $  .17        $ (.02)        $  1.00      $   .32
                                                                                ======        ======         =======      =======

Diluted earnings/(Loss) per share:
From continuing operations............................................          $  .15        $ (.12)        $   .21      $   .14
From discontinued operations..........................................             ---           .10             .06          .16
Gain on sale of discontinued operations...............................             ---           ---             .66          ---
                                                                                ------        ------         -------      -------
Net income/(loss).....................................................          $  .15        $ (.02)        $   .93      $   .30
                                                                                ======        ======         =======      =======

See notes to accompanying unaudited financial statements

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                  (Unaudited)

                                                                           For the Three Months Ended   For the Six Months Ended
                                                                              09/30/99    09/30/98        09/30/99    09/30/98
                                                                              --------    --------        --------    --------
Net Income.............................................................        $ 336        $($41)         $2,006       $ 626

Other Comprehensive Income:
    Net increase/(decrease) in fair value of securities
      Classified as available for sale, net of tax
        benefit of $143, $92, $187, and $29 respectively...............         (234)        (150)           (305)        (47)

Less reclassification adjustment for gains included in net income
    net of tax benefits of $12, $1, and $133 respectively..............          ---          (20)             (2)       (217)
                                                                                ----        -----          ------        ----

Other comprehensive income/(loss) .....................................         (234)        (170)           (307)       (264)


Comprehensive income...................................................        $ 102        $(211)         $1,699       $ 362
                                                                               =====        =====          ======       =====

See notes to accompanying unaudited financial statements

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                       Additional
                                                       Preferred         Common           paid-in       Retained
                                                           Stock          Stock           Capital       earnings
                                                       ---------         ------        ----------       --------
Nine months ended September 30, 1998

Balance at December 31, 1997.......................        $ ---          $   5            $8,570        $ 9,915

Net income.........................................          ---            ---               ---            626

Proceeds from issuance of stock....................          ---             15                17            ---

Other comprehensive income, net of tax.............          ---            ---               ---            ---

Principal payments on ESOP loan....................          ---            ---               ---            ---

Amortization of purchase price of MRP stock........                         ---               ---            ---

Proceeds from exercise of stock options............          ---            ---               155            ---

Tax benefits of stock options......................          ---            ---                39            ---

Fair value adjustment for committed ESOP shares....          ---            ---                25            ---

Cash dividends.....................................          ---            ---               ---           (258)
                                                           -----          -----            ------        -------

Balance at September 30, 1998......................        $ ---          $  20            $8,818        $10,283
                                                           =====          =====            ======        =======

Nine months ended September 30, 1999

Balance at December 31, 1998.......................        $   3          $  20            $8,829        $10,084

Net income.........................................          ---            ---               ---          2,006

Other comprehensive Loss net of tax................          ---            ---               ---            ---

Amortization of purchase price of MRP stock........          ---            ---               ---            ---

Stock acquired by ESOP.............................          ---            ---               ---            ---

Cash dividends.....................................          ---            ---               ---           (300)
                                                           -----          -----            ------        -------

Balance at September 30, 1999......................        $   3          $  20            $8,829        $11,790
                                                           =====          =====            ======        =======

                                                          Accumulated
                                                                Other           Stock            Stock               Total
                                                        Comprehensive        acquired         acquired       Stockholders'
                                                               /(Loss)        by ESOP           by MRP              Equity
                                                        --------------       --------         --------       -------------
Nine months ended September 30, 1998

Balance at December 31, 1997.......................             $ (33)          $ (57)           $(296)        $18,104

Net income.........................................               ---             ---              ---             626

Proceeds from issuance of stock....................               ---             ---              ---              32

Other comprehensive income, net of tax.............              (264)            ---              ---            (264)

Principal payments on ESOP loan....................               ---              45              ---              45

Amortization of purchase price of MRP stock.......                ---             ---                9               9

Proceeds from exercise of stock options...........                ---             ---              ---             155

Tax benefits of stock options.....................                ---             ---              ---              39

Fair value adjustment for committed ESOP shares...                ---             ---              ---              25

Cash dividends....................................                ---             ---              ---            (258)
                                                                -----           -----            -----         -------

Balance at September 30, 1998.....................              $(297)          $ (12)           $(287)        $18,525
                                                                =====           =====            =====         =======

Nine months ended September 30, 1999

Balance at December 31, 1998......................              $(238)          $ ---            $(284)        $18,414

Net income........................................                ---             ---              ---           2,006

Other comprehensive Loss net of tax...............               (307)            ---              ---            (307)

Amortization of purchase price of MRP stock.......                ---              22               37              59

Stock acquired by ESOP............................                ---            (498)             ---            (498)

Cash dividends....................................                ---             ---              ---            (300)
                                                                -----           -----            -----         -------

Balance at September 30, 1999.....................              $(545)          $(476)           $(247)        $19,374
                                                                =====           =====            =====         =======

See accompanying notes to unaudited consolidated financial statements

                      ARGO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                             For the Nine Months Ended September 30,
                                                                                                         1999             1998
                                                                                                         ----             ----
                                                                                                               (Unaudited)
Cash flows from operating activities:
   Net income.................................................................................        $   2,006         $    626
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation.............................................................................            1,120            1,718
     Accretion of discounts and deferred loan fees............................................             (119)            (513)
     Provision for loan losses................................................................              605              295
   (Gain) loss on sale of:
     Securities available-for-sale............................................................                3             (350)
     Trading account securities...............................................................             (155)             ---
     Loans receivable.........................................................................             (382)          (1,370)
     Data processing operation................................................................           (2,120)             ---
     Foreclosed real estate...................................................................              431               97
     Other....................................................................................              (63)             616
   Loans originated and purchased for sale....................................................         (101,484)             ---
   Proceeds from sale of loans receivable.....................................................           80,996           36,234
   Gain on Sale of Branch.....................................................................              ---              989
   Amortization of goodwill...................................................................              260               77
   Decrease in purchased mortgage servicing rights............................................              155              301
   Amortization of purchase price of MRP and ESOP stock.......................................               59               54
   Recognition of fair value of ESOP shares scheduled to be released..........................              ---               37
   FHLB Stock redemption......................................................................              ---            1,424
   Decrease in accrued interest receivable, prepaid
     expenses, and other assets...............................................................            4,359              132
   Increase in accrued interest payable and other liabilities.................................            4,627              705
                                                                                                      ---------         --------
     Net cash (used)/provided by operating activities.........................................           (9,702)          41,112
                                                                                                      ---------         --------
   Cash flows from investing activities:
   Loans originated and purchased for portfolio...............................................         (158,344)        (109,292)
   Principal repayments on:
     Loans receivable and discounted loans receivable.........................................          161,617           57,451
     Securities-available-for sale............................................................              164              602
   Proceeds from sale of:
     Foreclosed real estate...................................................................            2,740            2,241
     Securities available for sale............................................................           12,330            5,900
     Premises and equipment...................................................................            5,169              169
     Mortgage Servicing Rights................................................................           11,100              ---
     Data Processing operation................................................................            6,207              ---
   Purchase of:
     Securities available for sale............................................................          (47,943)          (6,882)
     Premises and equipment...................................................................           (6,839)          (1,576)
     FHLB Stock...............................................................................             (392)             ---
     Net cash (paid) in purchase of  subsidiary...............................................             (498)            (503)
     Loan servicing rights....................................................................          (11,157)            (197)
                                                                                                      ---------         --------
          Net cash used in investing activities...............................................          (25,846)         (52,087)
                                                                                                      ---------         --------
   Cash flows from financing activities:
     Net increase in deposits.................................................................           59,850           19,631
     Proceeds from borrowed funds.............................................................           71,834           21,473
     Repayment of borrowed funds..............................................................          (70,063)         (26,660)
     Proceeds from exercise of stock options..................................................              ---              187
     Dividends paid...........................................................................             (300)            (258)
     Net increase in advance payments by borrowers for taxes and insurance....................              345              498
     Net increase/(decrease) in custodial escrow balances for loans serviced..................               80             (691)
                                                                                                      ---------         --------
          Net cash provided by financing activities...........................................           61,746           14,180
                                                                                                      ---------         --------
     Net increase in cash and cash equivalents................................................           26,199            3,205
   Cash and cash equivalents at beginning of period...........................................           10,156            8,677
                                                                                                      ---------         --------
   Cash and cash equivalents at end of period.................................................        $  36,355         $ 11,882
                                                                                                      =========         ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest expense...........................................................................        $  11,243         $  8,002
   Income taxes...............................................................................        $     243         $    415
Non-cash investing activity - transfer of loans to foreclosed real estate.....................        $   1,584         $  2,476

See accompanying notes to unaudited consolidated financial statements

                      ARGO BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

On March 31, 1999 The Company sold its wholly owned subsidiary On-Line Financial, Inc. ("On-Line"), to GFS Holdings, Inc. of Palm Beach Gardens, Florida. Operating results from On-Line are included in the financial statements as results of discontinued operations. The following table reflects the components of income from discontinued operations:

                                                Three Months Ended   Nine Months Ended
                                                  September 30,        September 30,
                                                  1999     1998        1999     1998
                                                ---------------------------------------
                                                            (In Thousands)
Income Statement Data
Revenues....................................    $   ---   $ 3,923     $ 4,158   $10,055
Costs & Expenses............................        ---     3,568       3,940    10,003

Operating Income                                    ---       355         218       552
Income Tax Expense..........................        ---       135          83       210
                                                -------   -------     -------   -------
Income from discontinued operations.........    $   ---   $   220     $   135   $   342
                                                =======   =======     =======   =======

On June 1, 1999 Argo Federal Savings Bank, FSB entered into a management services agreement ("Agreement") with E-Conduit Network, Inc. ("E-Conduit"). Under the agreement E-Conduit acquired certain assets and liabilities of Margo and assumed the day to day operations related to the origination of mortgage loans. The Agreement also requires E-Conduit to pay a six basis point per transaction license fee, in return E-Conduit is allowed to use the Margo name and all the intellectual properties of Margo. As a result of this transaction Margo has discontinued its wholesale mortgage operation and is focusing on fee generation through its licensing activities.

On June 29, 1999, the Savings Bank sold its five operating properties located at 7600 West 63rd. Street and 5818 South Archer Road, Summit, Illinois, 8267 South Roberts Road, Bridgeview, Illinois, 2154 West Madison Street, Chicago, Illinois, and 14076 Lincoln Avenue, Dolton, Illinois, to a non-affiliated third party for an aggregate contractual purchase price of $5,850,000 and simultaneously entered into a 14 year, 2-month operating lease for each of the properties with the new purchaser. Under the terms of the lease the Savings Bank will pay an initial monthly rental of $48,000 per month or $576,000 per year which will increase at the rate of 1% each year commencing January 1, 2000. The net proceeds of the sale to the Savings Bank after deducting customary closing cost including broker's commissions, title charges, environmental studies, surveys and legal fees was $5,230,662 resulting in a profit of $2,246,862 to the Savings Bank. The profit, under generally accepted accounting principles, will be taken into income by the Savings Bank over the lease term. As a result of this sale and leaseback transaction the Bank is not the record title holder of any of the properties from which it transacts business.

NOTE B - STOCK BENEFIT PLANS

The Savings Bank adopted the Argo Federal Savings 401(k) Plan ("Plan") effective October 1, 1988, for the exclusive benefit of eligible employees of the Savings Bank. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least 1,000 hours of service within a twelve (12) consecutive month period and are age twenty-one (21) or older. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 12.0% are made at the Savings Bank's discretion each Plan year. The Savings Bank made contributions of $54,000 and $51,000 to the Plan for the nine months ended September 30, 1999, and 1998. The Plan also provides benefits in the event of death, disability, or other termination of employment.

In 1991, Argo Savings formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP borrowed funds from an unrelated third party lender in the amount of $60,180 in order to purchase 7.0% of the Common Stock issued in the Merger Conversion (20,932 shares at $2.875 per share). The ESOP subsequently borrowed $245,000 from the same third party lender to purchase 52,080 shares at an average price of $4.70 per share. The remaining balance of the borrowed funds was repaid in 1998. A contribution of $47,000 was made to the ESOP to fund principal and interest payments for the nine months ended September 30, 1998. In May 1999 the ESOP borrowed from the Company $497,502 to purchase 49,136 shares at an average price of $10.125. A contribution of $38,000 was made to the ESOP to fund principal and interest payments for the nine months ended September 30, 1999.

The Board of Directors of Argo Bancorp formed a Management Recognition Plan (the "MRP") effective September 1, 1996, which purchased 50,000 shares of Argo Bancorp stock on September 24, 1996, for $115,000. During the year ended December 31, 1997, the Company sold 18,608 shares held by the Argo Bancorp MRP for $181,000 reducing the total shares held by the plan to 31,392. Under this Plan, employees in key management positions with Argo Bancorp and all its subsidiaries are eligible for participation. No shares were awarded during the nine months ended September 30, 1999. Amortization expense totaled $ 3,000 for the nine month period ended September 30, 1999, and $9,000 for the nine month period ended September 30, 1998.

On April 26, 1995, an amendment to the Argo Federal Savings Bank MRP was approved, which increased the amount of shares available to be awarded under the MRP to 97,992. An additional 15,188 and 7,628 shares were purchased in 1996 and 1995, respectively, under the MRP. During the year ended December 31, 1997, the Company sold 22,416 shares held by the plan for $219,000, reducing the total shares held by the plan to 100. Employees earn the awards over a three-year period. Once awarded the aggregate purchase price of the shares will be amortized to expense as a portion of annual compensation as the employees become vested in their stock awards and the amortized cost is reflected as a reduction of stockholders' equity. No shares were awarded or vested during the nine months ended September 30, 1999.

Argo Bancorp's Board of Directors adopted the 1991 Stock Option and Incentive Plan (the "1991 Stock Option Plan"), which was approved by its shareholders effective December 23, 1991, under which up to 429,800 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of incentive stock options to be granted to full-time employees of Argo Bancorp and its subsidiaries from time to time. Argo Bancorp awarded all 429,800 options under the 1991 Stock Option Plan. The exercise price for the options awarded were equal to the fair market value of the common stock at the date of grant. To date there have been 258,332 options exercised; no options were exercised during the nine months ended September 30, 1999. At September 30, 1999, options to purchase 171,468 shares were outstanding under this plan.

Argo Bancorp's Board of Directors adopted the Non-Qualified Stock Option Plan for Non-Employee Directors (the "Non-Qualified Stock Option Plan"), which was approved by its shareholders effective December 23, 1991, under which up to 429,800 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of non-incentive stock options to be granted to non-employee directors of the Corporation and its subsidiaries from time to time. At September 30, 1999, Argo Bancorp has awarded 288,400 options for shares under the Non-Qualified Stock Option Plan. To date, options to acquire 52,800 shares have been exercised. No options were exercised during the nine month period ended September 30, 1999. The exercise price for the options awarded were equal to the fair market value of the common stock at the date of grant. At September 30, 1999, options to purchase 235,600 shares were outstanding under the Non-Qualified Stock Option Plan.

NOTE C - REGULATORY CAPITAL

Pursuant to the Office of Thrift Supervision ("OTS") regulations, savings institutions must meet three separate minimum capital-to-assets requirements. The following table summarizes, as of September 30, 1999 and at December 31, 1998, Argo Savings' capital requirements under OTS regulations and its actual capital ratios at those dates:

                                REQUIRED        ACTUAL     REQUIRED       ACTUAL     EXCESS
                                 CAPITAL       CAPITAL      CAPITAL      CAPITAL    CAPITAL
SEPTEMBER  30, 1999           PERCENTAGE    PERCENTAGE      BALANCE      BALANCE    BALANCE
-------------------           ----------    ----------      -------      -------    -------
                                                 (Dollars in Thousands)
Risk-based.................      8.0%          9.74%        $17,958      $21,856    $ 3,898
Core.......................      4.0           5.87          14,030       20,485      6,455
Tangible...................      1.5           5.87           5,261       20,485     15,224

DECEMBER 31, 1998
-----------------

Risk-based.................      8.0%         10.54%        $13,898      $18,310    $ 4,412
Core.......................      4.0           6.32          10,994       17,370      6,376
Tangible...................      1.5           6.32           4,123       17,370     13,247

NOTE D - EARNINGS PER SHARE

Basic earnings per share for the three and nine-month periods ended September 30, 1999 and 1998, was based on weighted average number of shares outstanding of 2,004,896, 1,998,008, 2,004,896 and 1,977,172 respectively. Diluted earnings per share for the three and nine-month periods ended September 30, 1999 and 1998, were based on weighted average number of shares outstanding of 2,167,998, 2,124,136, 2,167,998, and 2,103,300 respectively.

                                                                           Three Months Ended         Nine Months Ended
                                                                          09/30/99    09/30/98      09/30/99    09/30/98
                                                                          --------------------      --------------------
                                                                           (Dollars in thousands, except per share data)
Income from continuing operations......................................    $   336     $  (261)      $ 4,726     $   284

Net income from discontinued operation.................................        ---         220           135         342

Gain on Sale of Data Processing operation..............................        ---         ---         1,399         ---
                                                                           -------     -------       -------     -------

Net income.............................................................    $   336     $   (41)      $ 2,006     $   626
                                                                           =======     =======       =======     =======

Basic earnings per share
    weighted average common shares outstanding.........................      2,005       1,998         2,005       1,977

Additional dilutive shares.............................................        168         126           130         126
                                                                           -------     -------       -------     -------

Total weighted average common shares and
Equivalents outstanding for diluted computation........................      2,168       2,124         2,168       2,103
                                                                           =======     =======       =======     =======

Basic earnings per shares from continuing operations...................    $   .17     $  (.13)      $   .23     $   .15

Basic earnings per share from discontinued operation...................        ---         .11           .07         .17

Basic earnings per share from gain on sale of  discontinued operation..        ---         ---           .70         ---
                                                                           -------     -------       -------     -------
Basic earnings per share...............................................    $    17     $  (.02)      $  1.00     $   .32
                                                                           =======     =======       =======     =======


Diluted earnings per share from continuing operations..................    $   .15     $  (.12)      $   .21     $   .14

Diluted earnings per share from discontinued operations ...............        ---         .10           .06         .16

Diluted earnings per share from gain on sale of discontinued operation.        ---         ---           .66         ---
                                                                           -------     -------       -------     -------

Diluted earnings per share ............................................    $   .15     $  (.02)      $   .93     $   .30
                                                                           =======     =======       =======     =======

NOTE E - COMMITMENTS AND CONTINGENCIES

At September 30, 1999, Argo Savings had loan commitments totaling $8.4 million and $33.4 million in unused lines of credit. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to Argo Savings' normal credit policies. Argo Savings also had community reinvestment act ("CRA") investment commitments outstanding of $2.6 million.

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

Information reported internally for performance assessment follows for the nine months ended September 30, 1999 and 1998 respectively. The column for other information primarily includes activity between segments which is being eliminated.

                                                                                                 Discount Mortgage
                                                    Total
                                                   Banking           Loans         Banking       Other          Segments
                                                  --------          -------        -------     ---------        --------
                                                                              (In Thousands)
1999
----
Net interest income........................       $  5,183          $   436        $   ---     $     ---        $  5,619
Provision for loan losses..................            515               90            ---           ---             605
Other revenue..............................          2,606             (273)           753        (1,030)          2,056
Other expenses.............................          5,524              284            877           ---           6,685
Income tax benefit.........................            (87)             ---            ---           ---             (87)
Segment profit (loss)......................          1,837             (211)          (124)       (1,030)            472
     Segment assets........................        480,198           12,111             84      (120,754)        371,639

1998
----
Net interest income........................       $  3,964          $   845        $   ---     $     ---        $  4,809
Provision for loan loss....................             85              210            ---           ---             295
Other revenue..............................          2,465              783          1,003        (1,594)          2,658
Other expenses.............................          5,552              572            986           ---           7,110
Income tax benefit.........................           (223)             ---            ---           ---            (223)
Segment profit (loss)......................          1,015              846             17        (1,594)            284
     Segment assets........................        275,127           17,008            417       (40,877)        251,675

                               ARGO BANCORP, INC.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

In addition to historical information, this 10Q may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 1998 Form 10-K.

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

In October of 1998, the Company formed Argo Capital Trust, a statutory business trust formed under the laws of the State of Delaware. In November 1998, the Company and Argo Capital Trust offered 11.0% Capital Securities with a liquidation amount of $10.00 per security. The proceeds from the sale offering were $17,250,000. Argo Capital Trust used the gross proceeds from the sale of the Capital Securities to purchase Junior Subordinated Debentures of the Company. The Junior Subordinated Debentures carry an interest rate of 11.0%, paid quarterly in arrears and are scheduled to mature on November 6, 2028. The costs of the debt issuance were approximately $1.7 million, and were capitalized by the Company. The expenses are being amortized over 30 years. However, the debentures, under certain circumstances may be prepaid prior to the maturity date. The proceeds from the sale of the Junior Subordinated Debentures are being used by Argo Savings for general lending purposes and enhancements of operational capabilities, and by the Company for general corporate purposes.

Unlike many savings and loan holding companies, the Company is an active holding company with only a portion of its future anticipated operating income dependent upon the earnings of Argo Savings. As an operating company, Argo Bancorp has assets, liabilities and income that are unrelated to the operations of Argo Savings. Argo Bancorp's assets at September 30, 1999, on an unconsolidated basis, consisted of its investment in Argo Savings of $20.4 million, its investment in the majority owned Empire/Argo Mortgage LLC of $656,000, securities available-for-sale of $17.1 million, cash and other interest-earning deposits of $93,000, and other assets of $4.1 million which include $1.9 million of debt issuance costs associated with the Junior Subordinated Debentures. Argo Bancorp also had outstanding borrowings on an unconsolidated basis in the amount of $4,666,000 at September 30, 1999, incurred in connection with capital infusions to its subsidiaries. Argo Bancorp is a Federal Housing Authority ("FHA") approved originator and servicer, a licensed Illinois mortgage banker and an approved Federal National Mortgage Association ("FNMA") servicer.

On September 27, 1999 the Company purchased 16,666 shares of Synergy Plan Ltd. ("Synergy") Class A Common Stock at $15.00 per share and 16,667 of Synergy's Convertible Preferred Stock at $15.00 per share. The Company's total investment was $500,000. The Company also received an option to acquire on or before March 31, 2000 up to 33,333 shares of Synergy Class A Common Stock for a purchase price of $15.00 per share. The Convertible Preferred Stock owned by the Company is convertible into 16,667 shares of Class A Common Stock of Synergy on or before September 30, 2004, subject to Synergy's right to redeem the shares on September 30, 2002, at a redemption price of $25.00 per share. The Convertible Preferred Shares have a stated dividend of $.90 per share, per annum, payable quarterly. The Company on a fully diluted basis owns at September 30, 1999, 2.9% of the Class A Common Stock and 100% of the Convertible Preferred Stock of Synergy. As a condition to the Company's purchase, John G. Yedinak, the Chief Executive Officer and Chairman of the Board of Directors of the Company and the Bank was elected to the Board of Synergy; Donald Wittmer a director of the Company, also serves on the Board of Synergy. Synergy is a professional employee organization, formed in 1989, which is in the business of leasing individuals in its employ to various companies. The Company on September 30, 1999 entered into a Client Services Agreement with Synergy effective October 1, 1999, whereunder employees of the Company and its subsidiaries were transferred to Synergy. The management of the Company estimates that the cost savings to the Company and the Bank under the Client Services Agreement is $50,000 annually.

SALE OF SUBSIDIARY

On March 31, 1999 the Company sold its wholly-owned subsidiary, On-Line Financial Services, Inc. of Oak Brook, Illinois, to GFS Holdings, Inc. of Palm Beach Gardens, Florida ("Purchaser")

Under the terms of the transaction, the Company received $11.3 million in cash and securities in exchange for all of the outstanding stock of On-Line. The Company received $6.7 million in cash at closing, together with 4,600 shares of GFS Holdings Co. Series B Preferred Stock, valued at $4.6 million. The Preferred Stock, par value $.01, pays the Company a semi-annual dividend at the rate of 7.625%. Mandatory redemption of up to 1,400 shares will be made subject to completion of certain conditions precedent on each of July 31, 1999, January 31, 2000 and July 31, 2000. The Company voluntarily waived its right of a redemption of a portion of the Preferred Stock at July 31, 1999. An additional redemption of up to 3,200 shares is available on April 30, 2000, subject to obtaining certain financial objectives. All shares will be redeemed, to the extent not redeemed earlier, on March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Argo Savings' primary sources of funds are deposits, proceeds from principal and interest payments on the loan and securities available-for-sale portfolio, custodial deposit accounts related to loans serviced for others, and the sale of discounted loans receivable and newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $36.4 million at September 30, 1999.

The primary investment activity of Argo Savings is the origination and purchase of mortgage loans. During the nine months ended September 30, 1999, and 1998, Argo Savings originated and purchased loans receivable and discounted loans receivable in the principal amounts of $260.0 million and $109.3 million, respectively. During the nine months ended September 30, 1999, and 1998, these investing activities were primarily funded by principal repayments on loans receivable and discounted loans receivable and securities available-for-sale of $161.8 million and $58.1 million, respectively, and the proceeds from the sale of loans receivable and discounted loans receivable, securities available-for-sale and foreclosed real estate of $96.1 million and $44.5 million, respectively. During the nine months ended September 30, 1999, additional funding was provided by an increase of $60.0 in deposit balances and a $1.8 million increase in borrowings. During the nine months ended September 30, 1998, additional funding was provided by an increase in deposits of $19.6 million, partially offset by a $5.2 million decrease in borrowings.

Argo Savings is required to maintain minimum levels of liquid assets as defined by OTS regulation. At September 30, 1999, Argo Savings liquid assets represented 11.52% of its liquidity base as compared to the required level of 5.0%. The level of liquidity maintained is believed by management to be adequate to meet the requirements of normal operations, potential deposit outflows, and the current loan demand.

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

At September 30, 1999, Argo Savings' capital exceeded all of the capital requirements of the OTS on a current and fully phased-in basis. The Savings Bank's tangible, core and risk-based capital ratios were 5.87%, 5.87%, and 9.74%, respectively.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and

2.0% multiplied by the estimated economic value of the institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12.0% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At September 30, 1999, the Savings Bank met each of its capital requirements, and it is anticipated that Argo Savings will not be subject to the interest rate risk component.

CHANGES IN FINANCIAL CONDITION

Total assets increased $64.6 million to $371.6 million at September 30, 1999, from $307.0 million at December 31, 1998.

Cash and interest-earning deposits increased $26.2 million to $36.4 million at September 30, 1999 from $10.2 million at December 31, 1998. Included in the increase was $22.0 million in cash utilized to fund a network of 565 ATM's through a partnership between the Savings Bank, EFmark Inc. of Westmont, Illinois and Dairy Mart convenience stores of Hudson, Ohio.

Securities available-for-sale increased by $34.7 million to $41.9 million at September 30, 1999 from $7.2 million at December 31, 1998. Included in the increase is $4.6 million of GFS Holdings Co. Preferred Stock obtained in the sale of On-Line. In addition, the Savings Bank has utilized excess cash to purchase securities consistent with Management's asset-liability strategy.

Loans receivable and discounted loans receivable increased by $15.8 million to $261.0 million at September 30, 1999 from $245.2 million at December 31, 1998, as a result of loan originations and purchases totaling $260.0 million partially offset by sales of loans of $ 81.0 million, principal repayments totaling $161.6 million, and transfers of loans to foreclosed real estate of $1.6 million.

Premises and equipment declined by a net $2.8 million to $7.9 million at September 30, 1999 from $10.7 million at December 31, 1998. The decrease in premises and equipment was in part the result of the sale of the operating properties, which had a net book value of $2.9 million, and the sale of On-Line, which had equipment with a net book balance $5.9 million at December 31, 1998. This decline was offset by an investment of $5.8 million in a 565 unit ATM network.

Prepaid expenses and other assets declined by $9.6 million to $8.9 million at September 30, 1999 from $18.5 million at December 31, 1998 primarily as a result of the On-Line sale. The December 31, 1998 balance of prepaid expenses and other assets at On-Line was $6.2 million.

Deposits increased $59.9 million to $292.8 million at September 30, 1999, from $233.0 million at December 31, 1998. The increase can be attributed to increases in negotiated certificate of deposits, which the Savings Bank utilized to fund its asset growth that occurred during the nine months ended September 30, 1999.

Other Liabilities increased by $1.9 million to $7.6 million at September 30, 1999 from $5.8 million at December 31, 1998, due in part to the deferred gain of $2.2 million on the sale of the operating properties and to the accrued expenses and reserves for estimated contingent payments totaling $1.6 million in connection with the On-Line sale.

Stockholders' equity increased $960,000 to $19.4 million at September 30, 1999, from $18.4 million at December 31, 1998. The increase was the result of net income of $2.0 million partially offset by cash dividends of $300,000, the purchase of ESOP shares at a cost of $497,000 and additional unrealized net losses in the available-for-sale investment portfolio of $217,000.

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

Argo Savings had an excess of interest sensitive liabilities that mature or reprice within one year over interest sensitive assets of $47.0 million or 13.4 % of total assets at September 30, 1999. As a result of the excess of interest sensitive liabilities over interest sensitive assets, Argo Savings is "Net Liability Sensitive" which would indicate that its earnings would be negatively affected by rising interest rates. In periods of falling interest rates, however, the opposite effect on net interest income is expected.

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

THRIFT RECHARTERING LEGISLATION

At September 30, 1999 proposed legislation regarding elimination of the federal thrift charter and related issues was pending before Congress. The Savings Bank, whose deposits are insured by the Savings Association Insurance Fund ("SAIF"), is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF ("Bank Insurance Fund") and SAIF funds will eventually merge.

ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") which is effective for fiscal years beginning after June 15, 1999. The statement requires all derivatives to be recorded on the balance sheet at fair value. It also establishes "special accounting" for hedges of changes in the fair value of assets, liabilities, or firm commitments (fair value hedges), and hedges of foreign currency exposures of net investments in foreign operations. To the extent the hedge is considered highly effective, both the change in the fair value of the derivative and the change in the fair value of the hedged item are recognized (offset) in earnings in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these three hedge categories are included in income.

In September 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137"), entitled "Accounting for Derivative Instruments in Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133 from years beginning after June 15, 1999 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement No. 133 is not expected to have a material impact on Argo Bancorp's financial statements.

Statement No. 134 on mortgage banking will, in 1999, allow mortgage loans that are securitized to be classified as trading, available-for-sale, or, in certain circumstances, held-to-maturity. Currently, these must be classified as trading. Since the Company has not securitized mortgage loans, Statement No. 134 is not expected to affect Argo Bancorp.

The FASB continues to study several issues, including recording all financial instruments at fair value and abolishing pooling-of -interests accounting. On September 8, 1999, the FASB issued an exposure draft which proposes to eliminate pooling-of-interest accounting for business combinations. Any business combination entered in to after the effective date of this provision will be required to be accounted for using the purchase method of accounting. The FASB will accept comments on this proposed rule until December 7, 1999 and a final statement is expected to become effective during the fourth quarter of 2000.

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

Through September 30, 1999 the Company has spent approximately $20,000 in connection with testing, and upgrading equipment and software for Year 2000 compliance. The Saving Bank's contingency plan calls for the backup of critical application systems at December 31, 1999 in the event of a systems disaster subsequent to year end. The contingency plan calls for running the banking centers offline if systems and/or phone lines are unavailable subsequent to year end. The plan incorporates provisions which include manually processing daily work for each business day after the close of business at a data recovery center northwest of the Savings Bank's main operating facility. Additionally, the Savings

Bank's deposit and loan systems are contractually protected by a back-up disaster recovery plan outsourced to a third party. The worst case scenario, including the possible loss of electric power and phone lines, could have a material impact on the operations of the Savings Bank.

PURCHASED MORTGAGE SERVICING RIGHTS

At September 30, 1999, the Savings Bank owned directly and indirectly, $4.9 million in PMSRs. Argo Saving's principal investments in PMSRs is through a $4.5 million equity investment in a limited partnership and a limited liability company that were established for the sole purpose of directly or indirectly purchasing mortgage servicing rights. The Savings Bank's ownership of PMSRs, as well as its investment in the limited partnership carry interest rate risk because the total amount of the servicing fees earned, as well as the amortization of the investment in the servicing rights, fluctuates based on loan prepayments (affecting the expected average life of a portfolio of PMSRs). The rate of prepayment of mortgage loans may be influenced by changing national and regional trends, prevailing mortgage rates and the housing market in general. During periods of declining interest rates, as existed for most of 1998, many borrowers refinanced their mortgage loans. Accordingly, prepayments of mortgage loans increased and the loan administration income related to the mortgage loan servicing rights corresponding to a mortgage loan ceased as underlying loans were prepaid. Consequently, the market value of PMSRs tend to decrease during periods of declining interest rates, since greater prepayments can be expected. The income derived from and market value of the PMSRs and its investment in the limited partnership, therefore, may be adversely affected during periods of declining interest rates. Argo Savings accounts for its investment in the limited partnership using the equity method. Income or loss is recorded based upon information received from Dovenmuehle Mortgage, Inc. ("DMI"), a Delaware Corporation engaged principally in mortgage servicing activities. DMI obtains quarterly valuations from an independent appraiser for each limited partnership. The Savings Bank recorded no further impairment of its investment during the three and nine months ended September 30, 1999.

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

At September 30, 1999, Argo Savings had fifty-eight (58) properties, totaling $2.3 million classified as foreclosed real estate, as compared to ninety (90) properties totaling $3.9 million at December 31, 1998. The underlying properties on September30, 1999, consisted primarily of single family residences. The foreclosed real estate has been written down to estimated fair value at September 30, 1999. The total amount of loans receivable ninety (90) days or more past due at September 30, 1999, was $7.2 million or 2.85% of total loans receivable compared to $6.5 million or 2.80% of total loans on December 3 1, 1998. Loans ninety (90) days or more past due are primarily secured by one-to-four family residences. Total non-performing assets at September 30, 1999, totaled $9.5 million or 2.55% of total assets compared to $10.4 million or 3.39% of total assets at December 31, 1998. Excluded from these totals are $1.9 million of discounted loans ninety (90) days or more past due at September 30, 1999, and $1.8 million at December 31, 1998.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999, AND 1998.

GENERAL

Net income for the three months ended September 30, 1999 was $336,000 or $.15 per diluted share as compared to a net loss of $41,000 or ($.02) per diluted share for the same period last year. Included in the results for the year ago period was a pre-tax allowance of $1.2 million on the Savings Bank's investment in a limited partnership which invests in mortgage loan servicing rights. This allowance was partially offset by a pre-tax gain of $989,000 recorded on the sale of a Branch location.

Net income for the nine months ended September 30, 1999 was $2.0 million or $.93 per diluted share including the after tax gain of $1.4 million or $.66 per diluted share on the sale of On-Line. Net income for the nine months ended September 30, 1998 was $626,000 or $.30 per diluted share.

INTEREST INCOME

Interest income for the three months ended September 30, 1999, totaled $6.4 million, as compared to $4.5 million for the comparable 1998 period. The increase of $1.9 million was the result of a $110.0 million increase in average interest-earning assets. This increase was partially offset by a 52 basis point decline in the yield on interest earning assets for the third quarter of 1999 compared to the same period last year. The decrease in yield is primarily attributable to the refinancing of higher yielding mortgage loans to lower current rates and to the decreased investment in discounted loans receivable, which typically have higher than market yields. For the nine months ended September 30, 1999 interest income totaled $17.2 million, an increase of $4.1 million from the $13.1 million recorded for the same period last year. The increase was the result of a $99.9 million increase in average interest earning assets partially offset by a 100 basis point decline in yield for the nine months ended September 30, 1999 as compared to the same period last year.

INTEREST EXPENSES

Interest expense for the three months ended September 30, 1999, totaled $4.3 million as compared to $2.8 million for the comparable 1998 period. The $1.5 million increase was primarily the result of a $111.4 million rise in average interest bearing liabilities and to a lesser extent a 4 basis point increase in the weighted average cost of interest-bearing liabilities to 5.19% for the three-months ended September 30, 1999 as compared to the same period last year. Included in interest bearing liabilities was $17.3 million of junior subordinated debt at a rate of 11.0%, which accounted for $485,000 of the increase in interest expense for the three months ended September 30, 1999. Excluding the junior subordinated debt, the cost of interest bearing liabilities would have declined to 4.86% for the three months ended September 30, 1999.

For the nine months ended September 30, 1999 interest expense totaled $11.5 million an increase of $3.2 million from the $8.3 million recorded for the same period last year. The increase was primarily the result of a $96.1 million increase in average interest bearing liabilities partially offset by a 24 basis point decline in the cost of interest-bearing liabilities for the nine months ended September 30, 1999 as compared to the same period last year. The junior subordinated debt accounted for $1.4 million of the increase in interest expense for the nine months ended September 30, 1999. Excluding the junior subordinated debt, the cost of interest bearing liabilities would have declined to 4.71% for the nine months ended September 30, 1999.

NET INTEREST INCOME

Net interest income totaled $2.1 million for the three months ended September 30, 1999, an increase of $444,000 from the amount recorded in the comparable 1998 period. The increase in net interest income for the three months ended September 30, 1999, resulted from the $110.4 million increase in average interest-earning assets which was partially offset by a 56 basis point decrease in the effective net spread to 2.74% from 3.30% for the comparable 1998 period. Excluding the junior subordinated debt, the net spread would have declined by only 22 basis points to 3.08%.

Net interest income for the nine months ended September 30, 1999 increased by $810.000 to $5.6 million from $4.8 million for the same period last year. The increase was the result of the $99.9 million increase in average interest earning assets which was partially offset by a 76 basis point decline in the effective net spread to 2.43% from 3.19% for the comparable 1998 period. The net spread would have declined by only 40 basis points had the junior subordinated debt been excluded from net interest income.

PROVISION FOR LOAN LOSSES

Provision for loan losses totaled $60,000 for the comaprable three month periods ended September 30, 1999 and 1998. For the longer nine month period loan loss provisions totaled $605,000 for 1999 compared to $295,000 for 1998. Management chose to increase the provision as a result of a review of the Company's non-performing assets and due to the increase in net loans outstanding. The allowance for loan losses totaled $1.4 million at September 30, 1999 compared to $940,000 at December 31, 1998. Management believes that loan loss provisions are adequate and will continue to monitor the mortgage portfolio and substandard assets for loss exposure.

NON-INTEREST INCOME

Non-interest income declined to $273,000 for the three months ended September 30, 1999 from $530,000 for the same period last year. The $257,000 decrease was primarily the result of lower mortgage banking income recorded in the three months ended September 30, 1999. The decline in mortgage banking income resulted from the Agreement with E-Conduit whereby E-Conduit assumed the day to day operations related to the origination of mortgage loans. As a result of this agreement E-Conduit retains the mortgage banking revenue and the expenses related to the mortgage banking operation. The license fee income totaled $23,000 in the three months ended September 30, 1999 compared to mortgage banking revenue of $332,000 for the same period last year.

For the nine months ended September 30, 1999 non-interest income declined to $2.1 million as compared to $2.7 million for the same period last year. The decline was the result of a $1.0 million decrease in gains on the sale of loans, and losses on the sale of foreclosed real estate which increased to $ 440,000 for the nine months ended September 30, 1999 from $91,000 for the same period last year.

NON-INTEREST EXPENSE

Non-interest expense declined to $1.9 million for the three months ended September 30, 1999 from $2.5 million for the same period last year. The decline was primarily the result of a $360,000 reduction in operating expenses related to the restructuring at Margo . For the nine months ended September 30, 1999 non-interest expense decreased by $425,000 to $6.7 million as compared to $7.1 million for the same period last year.

INCOME TAX EXPENSE

The provision for income tax expense totaled $85,000 for the three months ended September 30, 1999 compared to an accrued benefit of $107,000 for the same period last year. The 1999 provision is based on a 38.0% provision on the pre-tax income of $421,000 less the utilization of low income housing credits of $75,000. For the nine months ended September 30, 1999 the provision for income taxes yielded an accrued benefit of $87,000 compared to a accrued benefit of $115,000 for the same period last year. The tax benefit for the nine months ended September 30, 1999 includes low income housing credits of $233,000.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Not applicable

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

B.  Reports of Form 8-K

None

-------------------------------------------------------------------------------


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


                                        ARGO BANCORP, INC.




Date:   November 10, 1999               /S/  John G. Yedinak
      -------------------               -----------------------------------
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


                                         ARGO BANCORP, INC.




Date:   November 9, 1999                 /S/ John G. Yedinak
      ------------------                 -------------------------------------
                                         John G. Yedinak, Chairman of the Board,
                                         President, Chief Executive Officer, and
                                         Director