Form 10-K
period 1999-12-31
ARGO BANCORP INC /DE/
filed 2000-03-30
CIK 883502

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999

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
                                Yes  X    No   .
                                    ---     ---

Indicate by checkmark if there is disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K and is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, i.e., persons other than directors and executive officers of the Registrant is $3,254,402 and is based upon the last sales price as quoted on Nasdaq for MARCH 29, 2000.


The Registrant had 2,004,896 shares outstanding as of March 29, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1999, are incorporated by reference into Part II of this Form 10-K.

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                      INDEX

     PART I                                                                                            PAGE NO.
     ------                                                                                            --------
         Item 1.         Business.......................................................................   3
         Item 2.         Properties.....................................................................  39
         Item 3.         Legal Proceedings..............................................................  40
         Item 4.         Submission of Matters to a Vote of Security Holders............................  40

     PART II
     -------

         Item 5.         Market for Registrant's Common Equity and Related
                           Security Holder Matters......................................................  40
         Item 6.         Selected Consolidated Financial Data...........................................  40
         Item 7.         Management's Discussion and Analysis of
                           Financial Condition and Results of Operations................................  41
         Item 7A.        Quantitative and Qualitative Disclosures About
                           Market Risk..................................................................  41
         Item 8.         Consolidated Financial Statements and Supplementary
                           Data.........................................................................  41
         Item 9.         Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure.......................................  41

     PART III
     --------

         Item 10.        Directors and Executive Officers of the Registrant.............................  41
         Item 11.        Executive Compensation.........................................................  41
         Item 12.        Security Ownership of Certain Beneficial Owners
                           and Management...............................................................  41
         Item 13.        Certain Relationships and Related Transactions.................................  42

     PART IV
     -------

         Item 14.        Exhibits, Financial Statement Schedules and Reports
                           on Form 8-K..................................................................  42

     SIGNATURES            .............................................................................  44

                                     PART 1

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

         In October of 1998, the Company formed Argo Capital Trust Co. ("Argo Capital Trust"), a statutory business trust formed under the laws of the State of Delaware. In November 1998, the Company and Argo Capital Trust offered 11% Capital Securities with a liquidation amount of $10.00 per security. The proceeds from the offering were $17,250,000. Argo Capital Trust used the gross proceeds from the sale of the Capital Securities to purchase Junior Subordinated Debentures of the Company. The Junior Subordinated Debentures carry an interest rate of 11% paid quarterly in arrears and are scheduled to mature on November 6, 2028. The costs of the debt issuance were approximately $1,913,000 and were capitalized by the Company. The expenses are being amortized over 30 years. However, the debentures, under certain circumstances, may be prepaid prior to maturity date. The proceeds from the sale of the Junior Subordinated Debentures are being used by Argo Savings for general lending purposes and enhancements of operational capabilities, and by the Company for general corporate purposes, the enhancement of operational capabilities and the potential purchase of loans.

         On September 27, 1999, the Company purchased 16,666 shares of Synergy Plan Ltd. ("Synergy") Class A Common Stock at $15.00 per share and 16,667 of Synergy's Convertible Preferred Stock at $15.00 per share. The Company's total investment was $500,000. The Company also received an option to acquire on or before March 31, 2000 up to 33,333 shares of Synergy Class A Common Stock for a purchase price of $15.00 per share. The convertible Preferred Stock owned by the Company is convertible into 16,667 shares of Class A Common Stock of Synergy on or before September 30, 2004, subject to Synergy's right to redeem the shares on September 30, 2002, at a redemption price of $25.00 per share. The Convertible Preferred Shares have a stated dividend of $.90 per share, per annum, payable quarterly. The Company owned at December 31, 1999, 2.9% of the Class A Common Stock and 100% of the Convertible Preferred Stock of Synergy. As a condition of the Company's purchase of shares, John G. Yedinak, the Chief Executive Officer and Chairman of the Board of Directors of the Company, was elected to the board of Directors of Synergy. Donald Wittmer, a director of the Company, also serves on the board of Synergy. Synergy is a professional employer organization, formed in 1989, which is in the business of leasing individuals in its employ to various companies. The Company on September 30, 1999 entered into a Client Services Agreement with Synergy effective October 1, 1999 whereunder employees of the Company and its subsidiaries were transferred to Synergy. The Company estimates that the cost savings to the Company and Argo Savings under the Client Services Agreement will be $50,000 annually.



                        ON-LINE FINANCIAL SERVICES, INC.

         Argo Bancorp acquired on October 31, 1995 On Line Financial Services, Inc. ("On Line"), an Oak Brook, Illinois based computer services bureau which, at the time of the acquisition, served only bank, thrift and mortgage banking clients throughout the Midwest. Company management believed that it had acquired a mature, but limited, technology company that required a new strategic vision and enhanced technological capabilities to meet the needs of its evolving marketplace. The Company's strategy was to enhance On-Line's strong foundation as a data processing and data communications network provided by implementing tools to continue supporting existing services, as well as evolve into a provider of electronic commerce, Intranet and Internet services, technical training services, and document management and imaging services.

         On March 31, 1999, the Company sold On-Line to GFS Holdings Co. of
(GFS) Palm Beach Gardens, Florida. Under the terms of the transaction, the Company received $11.3 million in cash and securities in exchange for all of the outstanding stock of On-Line. The Company received $6.7 million in cash at closing, together with 4,600 shares of GFS Series B Preferred Stock, valued at $4.6 million. The Preferred Stock, par value $.01 pays the Company a semi-annual dividend at the rate of 7.625%. Mandatory redemption of up to 1,400 shares subject to completion of certain conditions precedent were to be made by GFS on July 31, 1999. The Company voluntarily waived its right of a redemption of 600 shares of the Preferred Stock at July 31, 1999. During January 2000, GFS redeemed 600 shares of the Preferred Stock.


                          BUSINESS OF EMPIRE/ARGO, LLC

         During 1999, the Company simplified its organizational structure by merging Empire/Argo LLC ("Empire"), a consolidated joint venture of Argo Bancorp, into Argo Bancorp. The merger qualified as a tax-free reorganization and was accounted for as an internal reorganization.

         In recent years, the Company has acquired discounted loans through Empire. The Company estimated the amounts it would realize through foreclosure, collection efforts or other resolution of each loan and the length of time required to complete the collection process in determining the amounts it will bid to acquire such loans. Investments in these assets have generally resulted in higher yields and gains. Losses have also been incurred from certain properties through REO activity. Discounted Loans receivable have also been acquired through Argo Mortgage Corp. ("Argo

Mortgage"), a wholly owned subsidiary of Argo Savings. Argo Savings discontinued additional investments in Discounted Loans in 1997.


                   BUSINESS OF ARGO FEDERAL SAVINGS BANK, FSB

         The discussion that follows relates primarily to the business of Argo Savings, a federally chartered depository institution. Argo Savings undertakes the primary lending activities of the Company and accordingly, the discussion under the caption "Lending Activities" materially relates only to Argo Savings. The Company does, however, have certain investments in loans on an unconsolidated basis at the holding company level, as well as certain borrowings unrelated to the activities of Argo Savings. Accordingly, there are certain references to the Company's activities under the section caption "Sources of Funds and Borrowings." Unless otherwise stated, all other descriptions of the business of the Company that follow relate to the business of Argo Savings.

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

         Argo Savings' primary business is the solicitation of savings deposits from the general public and the purchase or origination of both conventional and portfolio loans secured by one-to four-family residential real estate

         During 1999, Argo Mortgage Corporation ("Argo Mortgage"), a wholly owned subsidiary of the Savings Bank, merged into the Savings Bank. The merger qualified as a tax-free reorganization and was accounted for as an internal reorganization. Argo Savings had a 50.1% ownership interest in Margo Financial Services, LLC ("Margo"). On June 1, 1999, Margo was restructured in that all of the assets and liabilities of Margo were distributed and/or assumed by the owners in accordance with their equity ownership.

         Margo is an Illinois chartered limited liability corporation whose other member is E-Conduit Network, Inc. ("E-Conduit"), an Illinois corporation. Margo's primary objectives were to increase loan origination volume and to serve as a wholesale mortgage banking operation using a network of brokers, correspondents and conduits.

         On June 1, 1999, Argo Savings entered into a management services agreement with E-Conduit Network, Inc. ("E-Conduit"). Under the agreement, E-Conduit assumed the day-to-day operations of Margo, relating to the origination of mortgage loans. The agreement also provided a license to E-Conduit allowing the company to use the Margo name and all the intellectual properties of Margo retained after the restructure. In exchange for the license of Margo assets, under the agreement E-Conduit is required to pay a six basis point per transaction license fee on loans originated on behalf of Argo Savings. As a result of this transaction, Margo has discontinued its wholesale mortgage operation and is focusing on fee generation through its licensing activities. Margo will be a franchiser and license the use of various proprietary assets and products retained by the company.

         Through its subsidiaries, Argo Mortgage and Margo, and on its own since the 1999 dissolution of Argo Mortgage and reorganization of Margo, Argo Savings has engaged in mortgage brokerage activities that focus on the origination, purchase and sale of mortgage loans in the secondary market. Argo Savings also offers, to a much lesser extent, Expanded Criteria Loans. These one-to four-family loans which are generally not Agency qualified, due to the borrower's credit profile, and are not as readily saleable in the secondary market as conventional loans. The Expanded Criteria Loans also include home equity lines of credit. Argo Savings generates income by the sale of mortgage loans on a "servicing released" basis into the secondary market and through investment in purchased mortgage servicing rights ("PMSRs"). More recently, Argo Savings has also generated fee income from an expanding network of regionally deployed ATMs, both in the Chicago midwest area and in mid-Atlantic.

         Through Argo Mortgage and on its own, Argo Savings has acquired discounted loans for which the borrowers may not be current as to principal and interest payments. In determining the amount it will bid to acquire such loans at public sales and auctions, Argo Savings estimated the amounts it would realize through foreclosure, collection efforts, or other resolution of each loan and the length of time required to complete the collection process. Investment in these assets has often resulted in higher yields and gains. However, Argo Savings has also incurred losses on certain properties which have become real estate owned. Argo Savings discontinued additional investments in Discounted Loans in 1998.

         Argo Savings continues to expand its operations to include additional ATMs and real estate secured consumer lending. Argo Savings also plans to expand, on a limited basis, its commercial real estate lending, commercial lending and commercial checking. Argo Savings also invests funds in securities approved for investment by federal regulations, including obligations of the United States Government and its agencies.

         On June 29, 1999, Argo Savings sold its five operating properties located at 7600 West 63rd Street and 5818 South Archer Road, Summit, Illinois; 8267 South Roberts Road, Bridgeview, Illinois; 2154 West Madison Street, Chicago, Illinois; and 14076 Lincoln Avenue, Dolton, Illinois, to a non-affiliated third party for an aggregate contractual purchase price of $5,850,000 and simultaneously entered into a 14 year, 2-month operating lease for each of the properties with the new purchaser. Under the terms of the lease, Argo Savings will pay an initial monthly rental of $48,000 per month or $576,000 per year which will increase at the rate of 1% each year commencing January 1, 2000. The net proceeds of the sale realized Argo Savings after deducting customary closing cost including broker's commissions, title charges, environmental studies, surveys and legal fees, was $5,230,662 resulting in a profit of $2,246,862 to Argo Savings. The profit, under generally accepted accounting principles, will be taken into income by Argo Savings over the lease term. As a result of this sale and leaseback transaction, Argo Savings rents, as opposed to owns, the properties from which it transacts business.

MARKET AREA

         Argo Savings considers its primary market area to be the greater Chicago metropolitan area (thereinafter referred to as its "primary market area"). Argo Savings maintains its headquarters and a branch office in Summit, Illinois. It also has branch offices in Bridgeview, the West side of Chicago, Dearborn Station in the South Loop business district of downtown Chicago, and Dolton, Illinois.

         Argo Savings' primary market area is urban and is comprised of high-density residential neighborhoods interspersed with mixed-use and heavily industrialized areas. The primary market area is fully developed with a relatively large number of generally older homes.

         In recent periods, Argo Savings has expanded the origination of loans outside of its primary market area through its network of Margo correspondents. As of December 31, 1999, Argo Savings was originating loans in numerous states, with a primary focus in Illinois.

SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

         The following tables set forth selected consolidated historical financial data for the Company during the periods ended and at the dates indicated. This information should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto in the 1999 Annual Report to Stockholders, portions of which are incorporated herein by reference.

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                          At and for the
                                                                      Year Ended December 31,
                                                                      -----------------------
                                                    1999         1998          1997         1996         1995
                                                    ----         ----          ----         ----         ----
                                                           (Dollars in thousands, except per share data)
CONSOLIDATED FINANCIAL CONDITION DATA:
Loans receivable, net                            $  277,460   $  245,189   $  184,358   $  173,429   $  142,380
Stock in Federal Home Loan Bank of Chicago            2,303        1,911        3,271        3,428        2,669
Securities                                           40,891        7,901        4,974        5,788        7,573
Cash and cash equivalents                            37,672       10,096        8,579       13,240        9,890
Mortgage loan servicing rights                        4,958        5,062        6,706        5,264        4,033
Foreclosed real estate                                2,280        3,875        4,251        3,913        2,234
Net assets of discontinued operation                      -        6,545        5,114        3,546        1,403
Investment in GFS preferred stock                     4,600            -            -            -            -
Other assets                                         22,600       20,497       12,991       13,310       11,204
                                                 ----------   ----------   ----------   ----------   ----------
Total assets                                     $  392,764   $  301,076   $  230,244   $  221,918   $  181,386
                                                 ==========   ==========   ==========   ==========   ==========
Deposits                                         $  301,673   $  232,980   $  172,469   $  150,627   $  123,484
Borrowed money                                       40,336       21,051       29,497       45,013       36,755
Custodial escrow balances for loans serviced          5,476        5,340        6,400        5,782        9,696
Other liabilities                                     7,907        5,507        3,774        3,936          572
Junior subordinated debt                             17,784       17,784            -            -            -
Stockholders' equity                                 19,588       18,414   $   18,104   $   16,560   $   10,879
                                                 ----------   ----------   ----------   ----------   ----------
Total liabilities and stockholders' equity       $  392,764   $  301,076   $  230,244   $  221,918   $  181,386
                                                 ==========   ==========   ==========   ==========   ==========
SELECTED OPERATING DATA:
Interest income                                  $   23,896   $   17,625   $   18,263   $   16,050   $   13,973
Interest expense                                     16,014       11,367       10,807        8,741        8,299
                                                 ----------   ----------   ----------   ----------   ----------
    Net interest income                               7,882        6,258        7,456        7,309        5,674

Provision for loan losses                               965          355          210          248           55
                                                 ----------   ----------   ----------   ----------   ----------
Net interest income after provision
  for loan losses                                     6,917        5,903        7,246        7,061        5,619

Noninterest income                                    2,340        3,810        3,151        2,897        2,465
Noninterest expense                                   9,079        9,851        9,648        9,311        6,034
                                                 ----------   ----------   ----------   ----------   ----------
Income (loss) from continuing operations
  before income taxes                                   178         (138)         749          647        2,050
Income tax expense (benefit)                           (336)        (383)          51          (49)         531
                                                 ----------   ----------   ----------   ----------   ----------
Income from continuing operations                       514          245          698          598        1,519

Discontinued operations:
    Income from discontinued operation
      (net of tax)                                      135          286          125          736          222
    Gain on sale of discontinued operation
      (net of tax)                                    1,928            -            -            -            -
                                                 ----------   ----------   ----------   ----------   ----------

NET INCOME                                       $    2,577   $      531   $      823   $    1,334   $    1,741
                                                 ==========   ==========   ==========   ==========   ==========
Income from continuing operations
    Basic                                            $  .26       $  .12        $ .36       $  .48       $ 1.28
    Diluted                                             .25          .12          .33          .40         1.08

Net income
    Basic                                            $ 1.22       $  .27        $ .43       $  .48       $ 1.28
    Diluted                                            1.25          .26          .39          .40         1.08

                                                                              At and for the
                                                                          Year Ended December 31,
                                                                          -----------------------
                                                           1999        1998        1997         1996        1995
                                                           ----        ----        ----         ----        ----
Selected Financial Ratios and Other Data (1)                   (Dollars in thousands, except per share data)
                                                               ---------------------------------------------
Return from continuing operations on average
  assets (4)                                                0.15%       0.10%       0.31%        0.32%        0.91%
Return from continuing operations on average
  equity (4)                                                2.68        1.34        3.92         4.88        14.91
Average equity to average assets (4)                        5.54        7.58        7.94         6.55         6.08
Stockholders' equity to total assets (4)                    5.09        6.12        7.86         7.45         6.25
Interest rate spread                                        2.54        3.15        4.03         4.62         3.69
Net interest margin                                         2.53        2.95        3.78         4.29         3.65
Noninterest expense to average assets (4)                   3.77        3.80        4.28         4.99         3.61
Non-performing loans to net loans receivable (2)            2.25        2.80        3.57         3.12         1.54
Non-performing assets to total assets (3) (4)               2.12        3.45        4.25         3.53         1.91
Allowance for loan losses to non-performing
  loans (2)                                                25.61       14.42       14.73        16.87        29.54
Allowance for loan losses to net loans receivable (3)        .58         .40         .53          .53          .45
Ratio of net charge-offs to average loans
outstanding,                                                 .03         .01         .01          .08          .03
  excluding Discounted Loans
Average interest-earning assets to average
   interest-bearing liabilities                             1.01x        .96x        .95x         .94x         .99x
Book value per share                                     $  9.75     $  9.18    $   9.25      $  9.28      $  8.82
Full-service customer service facilities                       5           5           5            5            5

-------------------------
(1)  Average balances are derived from month end balances.
(2) The formula used to calculate the ratios excludes balances related to the portfolio of Discounted Loans receivable from both the numerator and the denominator.
(3) The formulas used to calculate the ratios excludes the portfolio of Discounted Loans receivable.
(4)  Restated to remove results of discontinued operation.

LENDING ACTIVITIES

         General. Argo Savings' loans receivable, which includes loans held for sale, portfolio loans receivable, and Discounted Loans receivable, totaled $277.5 million at December 31, 1999, representing 70.64% of consolidated total assets. On that date, $249.5 million of total loans outstanding, or 88.99% of its total loan portfolio, consisted of loans secured by first mortgages on one- to four-family residential properties, $1.5 million, or 0.55%, consisted of loans secured by multi-family properties, and $1.0 million, or 0.35%, consisted of loans that are secured by commercial real estate primarily in suburban Cook and Lake Counties. In addition, at December 31, 1999, $28.3 million, or 10.11%, of its loan portfolio consisted of other loans, primarily comprised of home equity and construction loans.

         Argo Savings has focused its lending activities on the generation of profits from the sale of loans. Argo Savings originates long-term, fixed-rate mortgage loans with 15 and 30 year maturities generally for immediate sale in the secondary mortgage market. Such loans were originated, in most instances, through Margo prior to its 1999 reorganization. Historically, Argo Savings' lending activity has also included the origination and purchase of adjustable rate mortgages ("ARMs"). The majority of the growth in the Argo Savings' loan balances in the current year is due to the purchase and origination of adjustable rate loans and seasoned fixed rate loans secured by single family residences located throughout the country. Argo Savings originated and purchased approximately $129.7 million of loans both for portfolio and for sale during 1999.

Analysis of Loan Portfolio. The following table sets forth the composition of the Company's loan portfolio, including loans held for sale, in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                            AT DECEMBER 31,
                                    -----------------------------------------------------------------------------------------------
                                             1999                  1998                    1997                     1996
                                    -------------------     -------------------    ---------------------    -----------------------
                                      AMOUNT   % OF TOTAL    AMOUNT  % OF TOTAL     AMOUNT    % OF TOTAL     AMOUNT    % OF TOTAL
                                      ------   ----------    ------  ----------     ------    ----------     ------    ----------
                                                                         (DOLLARS IN THOUSANDS)
Mortgage loans:
  One- to four-family:..............  $249,542    88.99%    $233,461     93.64%    $177,521       92.20%    $177,345       92.50%

  Multi-family......................     1,539      .55        2,128       .85        1,252         .65        1,468         .77

  Commercial real estate............       997      .35        1,390       .56        1,951        1.01        4,523        2.36
                                       -------   ------     --------   -------     --------      ------     --------      ------
    Total mortgage loans............   252,078    89.89      236,979     95.05      180,724       93.86      183,336       95.63

Other loans:
  Mobile home.......................       161      .06          188       .08          208         .11          248         .13
  Other (1).........................    28,183    10.05       12,134      4.87       11,601        6.03        8,146        4.24
                                       -------   ------     --------   -------     --------      ------     --------      ------
    Total other loans...............    28,344    10.11       12,322      4.95       11,809        6.14        8,394        4.37
                                       -------   ------     --------   -------     --------      ------     --------      ------
    Total loans receivable (2)......   280,422   100.00%     249,301    100.00%     192,533      100.00%     191,730      100.00%
                                       =======   ======     ========   =======     ========      ======     ========      ======
Less:
  Unearned discounts and
    premiums and deferred loan
    fees, net.......................     1,411                 3,172                  7,361                   17,636
  Allowance for loan losses.........     1,551                   940                    814                      665
                                       -------              --------               --------                 --------
    Loans receivable, net...........  $277,460              $245,189               $184,358                 $173,429
                                       =======              ========               ========                 ========

                                           AT DECEMBER 31,
                                      ------------------------
                                              1995
                                      ------------------------
                                        AMOUNT      % OF TOTAL
Mortgage loans:
  One- to four-family:..............    $143,931       93.57%

  Multi-family......................       1,180         .77

  Commercial real estate............       2,379        1.55
                                        --------     -------
    Total mortgage loans............     147,490       95.89

Other loans:
  Mobile home.......................         379         .25
  Other (1).........................       5,946        3.86
                                        --------     -------
    Total other loans...............       6,325        4.11
                                        --------     -------
    Total loans receivable (2)......     153,815      100.00%
                                                     =======
Less:
  Unearned discounts and
    premiums and deferred loan
    fees, net.......................      10,847
  Allowance for loan losses.........         587
                                        --------
    Loans receivable, net...........    $142,381
                                        ========

----------------------------
(1) Consists primarily of $11.0 million and $3.5 million of home equity loans secured by one- to four-family properties and $4.8 million and $2.7 million of construction loans at December 31, 1999 and 1998.
(2)  Includes loans receivable and Discounted Loans receivable.

         Loan Originations, Purchases and Sales. Set forth below is a table showing Argo Savings' loan originations and loan purchases and sales for the years indicated:

                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                                1999             1998            1997
                                                                ----             ----            ----
                                                                            (IN THOUSANDS)
       Loans originated:
           One- to four-family (1)                          $     88,157    $     82,287     $     56,318
           Multi-family                                                -             360              333
                                                            ------------    ------------     ------------
                Total mortgage loans originated                   88,157          82,647           56,651

       Loans purchased:
           Mortgage loans                                         33,123          79,623           39,521
           Discounted Loans                                            -               -            8,858
           Other loans                                             8,414          12,750                -
                                                            ------------    ------------     ------------
                Total loans purchased                             41,537          92,373           48,379
                                                            ------------    ------------     ------------
                Total loans originated and purchased        $    129,694    $    175,020     $    123,167
                                                            ============    ============     ============
       Loans sold:
           Mortgage loans receivable (1)                    $     12,675    $     37,401     $     48,466
           Discounted Loans (2)                                    2,162          11,893           20,711
           Other loans                                                 -           1,067                -
                                                            ------------    ------------     ------------
                Total loans sold                            $     14,837    $     50,361     $     69,177
                                                            ============    ============     ============



(1) Originations and sales exclude $103.0, $90.1 million, and $38.0 million for the years ended December 31, 1999, 1998, and 1997 of loans originated and immediately sold directly to third party investors.
(2) Gains related to these sales were $188,000, $695,000, and $279,000 for the years ended December 31, 1999, 1998, and 1997.

Loan Maturity and Repricing. The following table shows the remaining maturities or period to repricing of Argo Savings' loan portfolio at December 31, 1999. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. Prepayments and scheduled principal amortization on mortgage loans totaled $75.9 million, $48.2 million, and $46.2 million for the years ended December 31, 1999, 1998, and 1997.

                                                                           LOANS
                                                                           -----
                                                                        COMMERCIAL
                                             ONE- TO                        REAL
                                           FOUR-FAMILY    MULTI-FAMILY     ESTATE      OTHER (1)         TOTAL
                                           -----------    ------------     ------      ---------         -----
AMOUNTS DUE:
Within one year                             $  141,249      $   750      $     101     $   14,785      $ 156,885

After one year:
    One to three years                          32,512          485            896            103         33,996
    Three to five years                          4,853            -              -            402          5,255
    Five to ten years                           10,047            5              -          8,375         18,427
    Ten to twenty years                         18,016          237              -          4,679         22,932
    Over 20 years                               42,865           62              -              -         42,927
                                            ----------      -------      ---------     ----------      ---------
    Total due after one year                   108,293          789            896         13,559        123,537
                                            ----------      -------      ---------     ----------      ---------
Total amounts due                              249,542        1,539            997         28,344        280,422

Less:
    Unearned discounts, premiums
      and deferred loan fees, net                1,411            -              -              -          1,411
    Allowance for loan losses                    1,298           14            216             23          1,551
                                            ----------      -------      ---------     ----------      ---------
Loans receivable, net                       $  246,833      $ 1,525      $     781     $   28,321      $ 277,460
                                            ==========      =======      =========     ==========      =========


(1) Consists primarily of home equity loans secured by one- to four-family properties in the amount of $11.0 million and $4.8 million of construction loans.

The following table sets forth at December 31, 1999, the dollar amount of all loans due after December 31, 2000, and whether such loans have fixed or adjustable interest rates.

                                                                         AT DECEMBER 31, 1999
                                                                         --------------------
                                                                FIXED         ADJUSTABLE
                                                                RATES            RATES           TOTAL
                                                                -----            -----           -----
                                                                            (IN THOUSANDS)
       Mortgage loans:
           One- to four-family                              $     84,703    $     23,590     $    108,293
           Multi-family                                              789               -              789
       Commercial real estate                                        896               -              896
       Other loans                                                13,559               -           13,559
                                                            ------------    ------------     ------------
       Total                                                $     99,947    $     23,590     $    123,537
                                                            ============    ============     ============

         Loan Originations and Purchases. The Savings Bank's principal business is attracting deposits from the general public and originating or purchasing loans primarily secured by one-to-four-family residential real estate. To a lesser extent, the Savings Bank also originates multi-family and commercial real estate mortgage loans, home equity loans, construction loans, deposit account loans and other consumer loans. Since 1992, the Savings Bank has acquired portfolios of loans consisting primarily of performing seasoned one-to-four-family residential mortgage loans. From time to time and in limited amounts, the Savings Bank has purchased discounted loans. Discounted loans are purchased with a view toward bringing such loans current for the Savings Bank's portfolio, for resale in the secondary market or for foreclosure and liquidation. Primarily as a result of its Discounted Loan activities, the Savings Bank's level of non-performing loans to total loans has been historically higher than that of its peers.

         The Savings Bank continues to purchase performing seasoned one-to-four-family mortgage loans. For the year ended December 31, 1999, $33.1 million of such loans were purchased by the Savings Bank. In addition, prior to 1998, the Savings Bank purchased discounted loans for which the borrowers may not be current as to principal and interest payments. For the year ended December 31, 1997, the Savings Bank purchased $8.9 million of Discounted Loans. The Company is reducing its emphasis on the purchase of Discounted Loans. Argo Savings discontinued additional investments in Discounted Loans in 1998.

         One-to-Four-Family Residential Loans. Argo Savings originates, purchases, and sells fixed-rate and adjustable-rate mortgage loans secured by one-to-four-family residences. At December 31, 1999, Argo Savings' one-to-four-family loan portfolio totaled $249.5 million, or 88.99% of Argo Savings' total loan portfolio. The loans generally fall into three categories:
(1) Conventional Loans--loans which conform to all of the underwriting guidelines of Fannie Mae and Freddie Mac ("Agency Qualified"); (2) Expanded Criteria Loans--loans which are (a) not Agency Qualified, generally due to the borrower's credit profile, (b) are not as readily saleable in the secondary market as Conventional Loans and (c) are generally fixed-rate loans which are originated at interest rates higher than those of fixed-rate Conventional Loans; and (3) Portfolio Loans--ARM loans which (a) are not Agency Qualified, (b) are originated under specific criteria set forth by Argo Savings and (c) are not Conventional or Expanded Criteria Loans.

         The Portfolio Loans are adjustable rate and, to a lesser extent, fixed rate mortgage loans with principal balances that range from $10,000 to $2.0 million and which are not necessarily Agency Qualified. The yield on these loans is generally 100 basis points higher than the yield on Agency Qualified loans. Portfolio Loans are generally retained by Argo Savings. From time to time, the

Savings Bank has made strategic sales of such loans. Argo Savings also originates Portfolio Loans which are jumbo residential mortgage loans. Jumbo loans are loans with principal balances that generally range between $300,000 and $2.0 million. Adjustable rate jumbo mortgage loans under $600,000 are generally held in Argo Savings' loan portfolio, while other mortgage loans are originated for sale. The yield on jumbo loans is generally between 125 and 375 basis points higher than the yield on Agency Qualified loans.

         Since September 1996, Argo Savings has enlarged its product offerings to include the origination of Expanded Criteria Loans. These loans are originated, in many instances, when the borrower's credit profile, or some aspect of the loan, does not adhere to the Agency underwriting guidelines. Expanded Criteria Loans are perceived by management as being advantageous to Argo Savings because they generally have higher interest rates and origination and servicing fees and generally lower loan-to-value ratios than loans that conform to Agency guidelines. In addition, management believes that the resources are available through its third party servicers to adequately service Expanded Criteria Loans as well as the experience to resolve loans that may become non-performing.

         Argo Savings requires title insurance to insure the priority of its lien on all of its mortgage loans. It also requires fire, flood, and casualty insurance on all its properties securing loans provided by Argo Savings and mortgage insurance on all loans with a loan-to-value of 80% or greater.

         Multi-Family Residential Real Estate Lending. Argo Savings also originates loans for the acquisition of existing multi-family residences or for the refinancing of such properties, such as five to twelve unit apartment buildings located in the greater Chicago metropolitan area. At December 31, 1999, Argo Savings had gross loans secured by multi-family properties in the amount of $1.5 million, or 0.55% of the total loan portfolio. Loans originated on multi-family dwellings are generally 5-year fixed-rate balloon mortgages amortized over thirty (30) years. An origination fee is generally charged on such loans. Multi-family residential real estate lending entails additional risk as compared with one-to-four-family residential property lending. Multi-family real estate loans typically involve large loan balances to a single borrower or groups of affiliated borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. Argo Savings evaluates all aspects of multi-family real estate loan transactions in order to mitigate risk to the greatest extent possible. To minimize these risks, Argo Savings generally limits its multi-family lending to properties used solely for residential purposes. Argo Savings seeks to ensure that the property securing the loan will generate cash flow to adequately cover operating expenses and debt service payments. To this end, multi-family real estate loans generally are made at a loan-to-value ratio no greater than 75%.

         Commercial Real Estate Lending. The commercial real estate loan portfolio originated or purchased is primarily secured by office buildings and income-producing commercial properties and amounted to $1.0 million or 0.35% of the total gross loan portfolio at December 31, 1999.

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

         Consumer Lending. Argo Savings generates various types of secured consumer loans, primarily home equity loans and mobile home loans. The home equity loans are made for terms of up to ten years, while mobile home loans have terms of up to fifteen years. At December 31, 1999, Argo Savings' consumer loan portfolio totaled $28.3 million, or 10.11%, of Argo Savings' total loan portfolio, which included $11.0 million of home equity loans and $4.8 million in single family construction loans.

         Management considers consumer loans to involve more credit risk than secured single family residential mortgage loans and, therefore, consumer loans generally yield a higher return to Argo Savings and generally provide Argo Savings with shorter maturities than single-family residential mortgage loans.

         Loan Approval and Underwriting. Upon receipt of a loan application, credit reports are ordered to verify specific information relating to a loan applicant's employment, income, assets and credit standing, and for independent verification of all credit, income and liability information provided by the applicant. In the case of a request for a real estate secured loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Savings Bank's Board of Directors.

         Upon completion of the loan application processing activities, all loan files are presented to the Savings Bank's loan underwriters if the loan is originated on behalf of the Savings Bank, or to third party investors if the loan is originated for immediate sale. In the case of the Savings Bank, certain senior officers have lending authority and may approve loans of up to $350,000 in the case of commercial loans and $450,000 in the case of one-to-four-family loans, after completion of the underwriting process. Loans in excess of $350,000 but less than $500,000, in the case of commercial loans, and in excess of $450,000 and less than $600,000, in the case of one-to-four-family loans, must be submitted to the Savings Bank's Lending Committee for approval. Loans in excess of $500,000, in the case of commercial loans, and $600,000, in the case of one-to-four-family loans, are subject to approval by the Board of Directors of the Savings Bank.

         Loan applicants are promptly notified in writing of the final determination of the loan request. If approved, the terms and conditions of the loan decision, including the amount of the loan, interest rate, amortization term, brief description of the real estate securing the mortgage as well as all conditions to final closing of the transaction are provided in writing to the loan applicant. The loan applicant is required to pay all costs incurred, as well as their own costs, in connection with the loan closing. If denied, disclosure of the factors resulting in the denial is made pursuant to the requirements of applicable federal and state law.

         The loan documentation and processing activities utilized by the Savings Bank in connection with the origination of real estate loans conform to standards imposed by the Agencies, as well as third party investor guidelines and standards promulgated by the Federal Housing Authority ("FHA"), the Department of Housing and Urban Development ("HUD") and the Veterans Administration ("VA"). Additionally, written policies and procedures governing the origination of mortgage and other loans conforming to regulatory guidelines promulgated by the OTS are in place and utilized by the Savings Bank.

         Statistics regarding the loan applications, including those both denied and approved, are retained by the Savings Bank, and reported annually under the Home Mortgage Disclosure Act. Quality control procedures verifying data obtained through loan processing activities are in place at the Savings Bank.

         Loan Origination and Other Fees. In addition to interest earned on loans and commitments for making loans, Argo Savings earns fees in connection with originating loans. Origination fees are a percentage of the principal amount of the mortgage loan charged to the borrower for the granting of the loan. Loan fees are accounted for by deferring all loan origination fees and certain direct costs associated with originations. Net deferred fees or costs are amortized as yield adjustments over the life of the related loans using the interest method, adjusted for estimated prepayment based on the Savings Bank's historical prepayment experience. At December 31, 1999, Argo Savings had $1.4 million in net deferred loan costs that will be recognized in future periods.

         Loan origination and commitment fee income varies with the volume and type of loans and commitments made and purchased with competitive conditions in mortgage markets, which in turn tend to vary in response to the demand and availability of money.

         Argo Savings also receives other fees and charges relating to existing loans, which include late charges, and fees collected in connection with a change in borrower or other loan modifications.

         Problem Assets and Asset Classification. In accordance with Federal regulations, loans and other assets are reviewed by Argo Savings on a regular basis for a determination of need to classify such assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor, or of the current realizable value of the collateral pledged. "Substandard" assets include those characterized by the "distinct possibility" that Argo Savings will sustain "some loss" if the deficiencies noted are not corrected. Assets classified as "Doubtful" have all the weaknesses inherent in those classified as "Substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of "currently existing facts, conditions and values," "highly questionable and improbable." Assets classified as "Loss" are those with weaknesses and characteristics considered "uncollectable" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. An allowance for losses is established in amounts deemed prudent by management. When an asset is classified as "Loss," Argo Savings is required to establish a specific allowance for such losses equal to 100% of the amount of the asset so classified, or to charge-off such amount.

         At December 31, 1999, Argo Savings had $6.1 million of loans classified as Substandard or Doubtful and $2.3 million of REO. At December 31, 1999, Argo Savings had no assets classified as Loss. Excluded from the loans information is the $1.7 million of discounted loans ninety days or more past due. Management does not consider these loans non-performing and thus excludes them from all non-performing loan analyses and from all general valuation allowance analyses. Management evaluates collectibility of the Discounted Loans receivable on an aggregate pool basis.

         As a general rule, Argo Savings has entered into contractual arrangements with third parties ("Sub-servicers") who collect principal and interest payments from obligors on loans owned by Argo Savings, pay real estate property taxes and ensure collateral secured loans remain insured for the benefit of Argo Savings, in accordance with generally recognized servicing standards and practices. Sub-servicers remit payments received from loan obligors and submit monthly reports detailing delinquencies and other matters to Argo Savings. Argo Savings may handle managing the process of collection and liquidation of loan assets, however, in some instances, Sub-servicers are charged with such responsibility. Generally, when a loan becomes 15 days or more past due, the Sub-servicer submits a reminder notice to the loan obligor. For loans 30-89 days delinquent, additional notices are submitted to the borrower, and the Sub-servicer attempts telephonic contact. After principal and interest are 90 days or more past due, and the loan obligor has failed to respond to the Sub-servicer and no forbearance or other repayment plan has been agreed to, the Sub-servicer generally initiates foreclosure action. Argo Savings' policy is to stop accruing interest for any loan in excess of 90 days delinquent separate from management's analysis as to the future collectibility of interest.

         Real estate acquired through foreclosure or deed in lieu of foreclosure or in judgment is carried at the lower of the fair market value less cost to dispose or the related loan balance at the date of foreclosure. An allowance for loss is established by a charge to operations or a transfer from the allowance for loan losses if the carrying value of REO exceeds its fair value less cost to dispose. Sub-servicers generally manage the disposition process for Argo Savings, contracting for security and maintenance of REO, listing REO with real estate brokers for sale, submitting offers to purchase to Argo Savings for review and approval, and arranging for final sale of REO utilizing attorneys and title companies licensed in the jurisdiction where REO is located. The disposition of REO related to Discounted Loans is managed by Argo Savings through its in-house personnel.

         The following table sets forth information with respect to the Savings Bank's non-performing assets as of the dates indicated. As of the dates shown, the Savings Bank had no restructured loans.

                                                                             AT DECEMBER 31,
                                                                             ---------------
                                                                         (DOLLARS IN THOUSANDS)
                                                         1999        1998         1997       1996        1995
                                                         ----        ----         ----       ----        ----
Non-performing loans (1)(2)                           $   6,039   $   6,518   $   5,525   $   3,942    $  1,987
Foreclosed real estate, net (3)                           2,280       3,875       4,251       3,913       1,473
                                                      ---------   ---------   ---------   ---------    --------
Total non-performing assets                           $   8,319   $  10,393   $   9,776   $   7,855    $  3,460
                                                      =========   =========   =========   =========    ========
Allowance for loan losses as a
  percentage of net loans receivable (1)                    .51%        .40%        .53%        .53%        .45%
                                                      =========   =========   =========   =========    ========
Allowance for loan losses to non-performing
  loans (1)                                               25.68%      14.42%      14.73%      16.87%      29.54%
                                                      =========   =========   =========   =========    ========
Non-performing loans as a percentage of
  loans receivable (1)                                     2.25%       2.80%       3.57%       3.12%       1.54%
                                                      =========   =========   =========   =========    ========
Non-performing assets as a percentage of
  total assets (4)                                         2.12        3.45        4.25        3.53        1.91
                                                      =========   =========   =========   =========    ========

(1) All non-performing loan totals exclude Discounted Loans receivable ninety days or more past due which at December 31, 1999, 1998, 1997, 1996, and 1995 amounted to $1.7 million, $3.0 million, $6.2 million, $15.5 million, and $8.4 million. All gross loan totals exclude Discounted Loans receivable which at December 31, 1999, 1998, 1997, 1996, and 1995 amounted to $9.1 million, $12.4 million, $30.6 million, $47.7 million, and $13.5 million.
(2) At December 31, 1999, $1.2 million or 20.2% of the $6.0 million in non-performing loans represent loans originated by the Savings Bank. The remaining loans represent loans purchased by the Savings Bank.
(3) Includes $746,000 of foreclosed real estate related to the Discounted Loans receivable portfolio at December 31, 1999. (4) Restated to reflect impact reduction in total assets for assets of discontinued operations.

         The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                                                 AT DECEMBER 31, 1999                           AT DECEMBER 31, 1998
                                  -------------------------------------------------------------------------------------------------
                                        30-89 DAYS            90 DAYS OR MORE          30-89 DAYS             90 DAYS OR MORE
                                  ---------------------   ---------------------   ------------------------   ----------------------
                                                LOANS                   LOANS                     LOANS                    LOANS
                                    NUMBER   RECEIVABLE,   NUMBER    RECEIVABLE,   NUMBER      RECEIVABLE,    NUMBER    RECEIVABLE,
                                   OF LOANS      NET      OF LOANS       NET      OF LOANS         NET       OF LOANS       NET
                                  -------------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)
Mortgage loans:
   One- to four-family.......         78        $ 3,364       86       $ 6,039         114        $6,042         100       $ 6,128
   Multi-family..............          -              -        -             -           1          112            2           225
                                    ----        -------      ---       -------        ----       -------        ----       -------
   Total mortgage loans......         78          3,364       86         6,039         115         6,154         102         6,353

Other loans..................          -              -        -             -           7           273           3           165
                                    ----        -------      ---       -------        ----       -------        ----       -------
       Total.................         78        $ 3,364       86       $ 6,039         122       $ 6,427         105       $ 6,518
                                    ====        =======      ===       =======        ====       =======        ====       =======
Delinquent loans to total
   loans receivable (1)......                      1.25%                  2.25%                     2.76%                     2.80%
                                                =======                =======                   =======                   =======


                                                  AT DECEMBER 31, 1997
                                   -------------------------------------------------
                                       30-89 DAYS              90 DAYS OR MORE
                                   ----------------------    -----------------------
                                                 LOANS                      LOANS
                                    NUMBER    RECEIVABLE,     NUMBER     RECEIVABLE,
                                   OF LOANS       NET        OF LOANS        NET
                                   -------------------------------------------------
                                                  (Dollars in Thousands)
Mortgage loans:
   One- to four-family.......         107          $ 4,862        95         $ 5,474
                                    -----          -------      ----         -------

   Total mortgage loans......         107            4,862        95           5,474

Other loans..................           -                -         9              51
                                    -----          -------      ----         -------
       Total.................         107          $ 4,862       104         $ 5,525
                                    =====          =======      ====         =======
Delinquent loans to total
   loans receivable (1)......                         3.16%                    3.57%
                                                   =======                   =======

----------------------
(1) Excludes balances related to portfolio of Discounted Loans receivable.

         Analysis of Allowance for Loan Losses. The allowance for loan losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans deemed uncollectible. At December 31, 1999, the Savings Bank experienced a decrease in the percentage of net loans 90 days or more delinquent from 2.80% of total loans receivable and loans held for sale (excluding Discounted Loans) at December 31, 1998 to 2.25% of total loans receivable and loans held for sale (excluding Discounted Loans) at December 31, 1999. In addition to the allowance for loan losses, the Savings Bank maintains an allowance for losses on foreclosed real estate. The balance at December 31, 1999, represents specific reserves currently in place on REO. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off.

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

                                                                      YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                      1999         1998         1997          1996         1995
                                                  -------------------------------------------------------------------
                                                                            (IN THOUSANDS)
Balance at beginning of year:
   Mortgage loans:
     One- to four-family.......................      $   687      $   561      $   412     $    330     $    315
     Multi-family..............................           14           14           14           14           14
   Commercial loans............................          216          216          216          216          216
   Other loans.................................           23           23           23           27           68
                                                     -------      -------     --------     --------     --------
     Total.....................................          940          814          665          587          613

Provision for loan losses:
   Mortgage loans:
     One- to four-family.......................          965          355          210          248           96
     Multi-family..............................            -            -            -            -            -
   Commercial loans............................            -            -            -            -            -
   Other loans.................................            -            -            -            -          (41)
                                                     -------      -------     --------     --------     --------
     Total.....................................          965          355          210          248           55

Purchased allowance on one-to-four-family loans            -           30           -             -            -
Transfer to allowance for losses on foreclosed
     real estate...............................         (270)        (240)         (50)         (77)         (45)

Charge-offs:
   Mortgage loans:
     One- to four-family.......................          (84)         (19)         (11)         (89)         (36)
     Multi-family..............................            -            -            -            -            -
   Commercial loans............................            -            -            -            -            -
   Other loans.................................            -            -            -           (4)           -
     Total.....................................          (84)         (19)         (11)         (93)         (36)
                                                     -------      -------     --------     --------     --------
Balance at end of year:
   Mortgage loans:
     One-to-four-family........................        1,298          687          561          412          330
     Multi-family..............................           14           14           14           14           14
   Commercial loans............................          216          216          216          216          216
   Other loans.................................           23           23           23           23           27
                                                     -------      -------     --------     --------     --------
     Total.....................................      $ 1,551      $   940     $    814     $    665     $    587
                                                     =======      =======     ========     ========     ========
Ratio of net charge-offs during the period to
   loans outstanding, excluding Discounted Loans         .03%         .01%         .01%         .08%         .03%
                                                     =======      =======     ========     ========     ========
Ratio of allowance for loan losses to net loans
   receivable, excluding Discounted Loans......          .58%         .40%         .53%         .53%         .45%
                                                     =======      =======     ========     ========     ========

PURCHASED MORTGAGE SERVICING RIGHTS

         Purchased Mortgage Servicing Rights ("PMSRs" or "MSRs") represent the right to receive a fee for the collection and administration of the mortgage payments on the loans being serviced for others. The cost of acquiring the right to service the mortgage loans is carried as a capitalized asset and amortized proportionately over the estimated remaining lives of the loans serviced. The servicing of mortgages primarily consists of the collection of monthly principal and interest payments, collection and disbursement of escrow funds for taxes and insurance, providing various customer services and account maintenance, reporting, foreclosure processing, and investor notification. For performing these administrative tasks, the servicer retains a monthly servicing fee generally calculated as a percentage of the outstanding loan balance, and holds the escrowed payments for taxes and insurance in non-interest-bearing custodial accounts. The servicing fee is intended to cover anticipated operating expenses incurred in servicing the loans and to provide for an adequate profit margin. The Company uses independent Sub-servicers to perform the administrative activities discussed above under a sub-servicing agreement. The Company's primary administrative task associated with PMSRs is to review monthly analyses of all servicing and accounting reports prepared by the Sub-servicer and to perform regular on-site inspections and reviews of the Sub-servicers' operations.

         Prior to completing any acquisition of PMSRs, the Company analyzes a wide range of parameters with respect to each portfolio under consideration. This review includes the projected revenues and expenses, geographic distribution, interest rate distribution, loan-to-value ratios, outstanding balances, delinquency history and other statistics. Due diligence is either performed by Argo Savings' employees or a designated independent contractor on a representative sample of the mortgages involved. The purchase price is based on the present value of the expected future stream of cash flows, computed by using a discount rate that management considers to approximately reflect the risk associated with the investment, and using a loan prepayment assumption that management considers to be conservative relative to the characteristics of the serviced loans. Management does not purchase PMSRs with recourse servicing, thus the Company is not subject to the risk of and costs (including foreclosure costs) associated with borrower default on the underlying loans.

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

         Argo Savings' principal investment in mortgage servicing rights ("MSRs") is through a $3.3 million equity interest in a limited partnership whose business activities are to purchase MSRs and a $1.2 investment in subordinated debentures of the partnership. There are several unaffiliated equity investors in the limited partnership. The purchase of the servicing rights is then leveraged, allowing the limited partnership to purchase MSRs equaling one to three times the equity investment by its partners. The cost of the borrowings, as well as the service income and expense and related amortization, is recorded at the limited partnership level. Each quarter, financial statements are issued to the limited partnership by Dovenmuehle Mortgage, Inc. ("DMI"), the general partner of the limited partnership, and the pro-rata share of the income for each investor is calculated by DMI. Argo Savings records its share of income or loss on the equity method for the partnership investment. At the end of five years, or at such time as the investors may agree, the MSRs will be sold and the proceeds divided pro-rata among the investors. As with a direct investment in PMSRs, the collateral behind the equity investment is the servicing rights. All limited partnership purchases of servicing rights must be approved by all equity investors and undergo the same guidelines outlined previously for direct purchases of MSRs. The task of finding and acquiring the PMSRs controlled by the limited partnership as well as all associated administrative duties, is assigned to DMI. DMI also sub-services the PMSRs in the partnership. The limited partnership is audited annually by an independent auditor and an independent third party valuation of the partnership's PMSR is performed quarterly. In addition, unaudited financial statements of the limited partnership are distributed quarterly by DMI to each investor. The audited financial statements, the unaudited quarterly financial statements and the quarterly valuations are sent directly to each equity investor. As a result of the current decline in the interest rate market, DMI has actively moved to retain MSRs on refinancings. The loans may be refinanced at lower rates, for longer terms, and, from time to time, with higher balances with the MSRs on such loans retained by the limited partnership.

         Argo Savings accounts for the investment in the three limited partnerships using the equity method of accounting. Income or loss is recorded based upon information received from DMI. DMI obtains quarterly valuations from an independent appraiser for the limited partnership. At December 31, 1998, the valuation had an appraised value lower than the current book value. The general partner recorded a valuation allowance. Argo Savings' proportionate share of the writedown was $1.4 which Argo Savings recorded based upon information received from DMI. During 1999, a portion of Argo's investment was converted to subordinated debentures which yield interest at 30%. In addition, the value of the servicing revenue remained stable and the Bank did not receive an additional write-down.

         In addition to its investment in the limited partnerships, at December 31, 1999, the Savings Bank had a $464,000 investment in a PMSR portfolio that it owns directly. At December 31, 1999, this directly owned PMSR portfolio consisted of 2,365 mortgage loans having an outstanding principal balance of $35.7 million.

         A secondary benefit derived from the PMSRs is the associated interest free custodial accounts comprised of the borrowers' taxes and insurance escrows and, for a short time period, the float on their principal and interest payments. The custodial balances are maintained in non-interest-bearing accounts and are not affected by changes in interest rates. The custodial balances relating to the servicing owned at December 31, 1999, were $6.0 million.

INVESTMENT ACTIVITIES

         The Savings Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Savings Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1999, the Savings Bank's liquidity ratio (liquid assets as a percentage of deposits and borrowings payable in one year or less) was 15.0%.

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

         Generally, the investment policy of the Savings Bank is to invest funds among various categories of investments and maturities based upon the Savings Bank's asset/liability management policies, liquidity needs and performance objectives, and investment quality and marketability. It is the Savings Bank's general policy to invest in certificates of deposit, overnight funds, and securities of government sponsored entities and federal agency obligations, and other issues that are rated investment grade. At December 31, 1999, the Company had $15.7 million of securities available-for-sale with an aggregate fair value of $14.4 million and $25.9 million of securities held-to-maturity with an aggregate fair value of $24.1 million.

         The Company maintains a portfolio of marketable equity securities and trust preferred securities, generally comprised of the securities of government sponsored entities and the holding companies for local, regional and national banks, savings banks and savings and loan associations. Generally, the Company has acquired non-control positions in financial institution equities which management believe, after analysis of market pricing, business practices, and earnings potential, were under-valued and represent an opportunity for profit from sales of such securities. At December 31, 1999, the Company and the Savings Bank had $6.8 million in these securities, which are included in the available-for-sale totals above.

         In addition, the Company has been actively trading various marketable equity securities, primarily FNMA and FHLMC stock. These securities are classified as trading and totaled $688,000 at December 31, 1999, with market value approximately equal to cost.

         The Company owned as of December 31, 1999 $4.6 million of Series B preferred stock issued by GFS Holdings Company in connection with the acquisition of On-Line by GFS. The preferred stock bears interest at 7.625% per annum payable semi-annually .

         The following table sets forth the composition of the Company's available-for-sale portfolio in dollar amounts and percentages at the dates indicated.

                                                                      AT DECEMBER 31,
                                                                      ---------------
                                                      1999                   1998                  1997
                                                      ----                   ----                  ----
                                               FAIR        % OF        FAIR      % OF        FAIR        % OF
                                              VALUE        TOTAL      VALUE      TOTAL       VALUE       TOTAL
                                              -----        -----      -----      -----       -----       -----
Debt securities:
    U.S. Government agency obligations       $   5,157      35.90%    $ 2,088      28.97%    $     -         -%
    Municipal bonds                                378       2.63         380       5.27         380       7.64
    Corporate bonds                                393       2.74           -         -            -          -
                                             ---------    -------     -------    -------     -------     ------
       Total debt securities                     5,928      41.27       2,468      34.24         380       7.64

Equity securities                                3,163      22.02       2,441      33.87       1,667      33.51

Trust preferred securities                       3,591      25.00         368       5.10           -         -

Mortgage-backed securities:
    Federal Home Loan Mortgage
      Corporation Freddie Mac                       87       0.61         109       1.51         124       2.50
    Federal National Mortgage
      Association Fannie Mae                     1,620      11.28       1,797      24.93       2,799      56.27
                                             ---------    -------     -------    -------     -------     ------
       Total mortgage-backed securities          1,707      11.89       1,906      26.44       2,923      58.77
    Net premium (discount)                          28       0.19          32        .44          39        .78
    Unrealized loss on securities
      available-for-sale                           (53)     (0.37)         (7)     (0.09)        (35)     (0.70)
                                             ---------    -------     -------    -------     -------     ------
    Net mortgage-backed securities               1,682      11.71       1,931      26.79       2,927      58.85
                                             ---------    -------     -------    -------     -------     ------
       Total securities available-for-sale   $  14,364     100.00%    $ 7,208     100.00%    $ 4,974     100.00%
                                             =========    =======     =======    =======     =======     ======
FHLB of Chicago stock                        $   2,303     100.00%    $ 1,911     100.00%    $ 3,271     100.00%
                                             =========    =======     =======    =======     =======     ======

         The following table sets forth the composition of the Company's held-to-maturity securities portfolio in dollar amounts and percentages at December 31, 1999. The Company held no held-to-maturity securities at December 31, 1998 or 1997.

                                                   Amortized           % of
                                                      Cost             Total
                                                      ----             -----

Corporate bonds                                    $      726           2.81%

U.S. agency securities                                 24,157          93.42

Collateralized mortgage obligations                       976           3.77
                                                   ----------         ------
     Total securities held-to-maturity             $   25,859         100.00%
                                                   ==========         ======

         The following table sets forth the amortized cost and fair values of the Company's available-for-sale and held-to-maturity securities at the dates indicated.

                                                                 AT DECEMBER 31,
                                         -------------------------------------------------------------------
                                                 1999                   1998                  1997
                                         --------------------   -------------------  -----------------------
                                          AMORTIZED    FAIR     AMORTIZED    FAIR     AMORTIZED     FAIR
                                            COST      VALUE       COST       VALUE      COST       VALUE
                                         ----------  --------   ---------  --------  ----------   ----------
Securities available-for-sale:
   U.S. Government agency
     obligations                          $  5,500   $  5,157   $  2,091   $  2,088   $       -   $      -
   Municipal bonds                             370        378        370        380         370        380
   Corporate bonds                             411        393          -          -           -          -
   Equity securities                         3,761      3,163      2,828      2,441       1,695      1,667
   Trust preferred securities                3,960      3,591        367        368           -          -
   Mortgage-backed securities:
     Federal Home Loan Mortgage
       Corporation Freddie Mac                  88         85        110        109         125        124
     Federal National Mortgage
       Association Fannie Mae                1,647      1,597      1,827      1,822       2,837      2,803
                                          --------   --------   --------   --------   ---------   --------
       Total mortgage-backed securities      1,735      1,682      1,937      1,931       2,962      2,927
                                          --------   --------   --------   --------   ---------   --------
Total securities available-for-sale       $ 15,737   $ 14,364   $  7,593   $  7,208   $   5,027   $  4,974
                                          ========   ========   ========   ========   =========   ========
FHLB of Chicago stock                     $  2,303   $  2,303   $  1,911   $  1,911   $   3,271   $  3,271
                                          ========   ========   ========   ========   =========   ========
Securities held-to-maturity:
   Corporate bonds                        $    726   $    561   $      -   $      -   $       -   $      -
   U.S. agency securities                   24,157     22,545          -          -           -          -
   Collateralized mortgage obligations         976        976          -          -           -          -
                                          --------   --------   --------   --------   ---------   --------
     Total securities held-to-maturity    $ 25,859   $ 24,082   $      -   $      -   $       -   $      -
                                          ========   ========   ========   ========   =========   ========

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of securities as of December 31, 1999.

                                                 MORE THAN ONE YEAR  MORE THAN FIVE YEARS     MORE THAN TEN
                             ONE YEAR OR LESS       TO FIVE YEARS        TO TEN YEARS             YEARS                TOTAL
                          ----------------------------------------------------------------------------------------------------------
                                     WEIGHTED              WEIGHTED             WEIGHTED              WEIGHTED              WEIGHTED
                           AMORTIZED AVERAGE     AMORTIZED AVERAGE   AMORTIZED   AVERAGE  AMORTIZED    AVERAGE   AMORTIZED   AVERAGE
                             COST      YIELD       COST      YIELD      COST      YIELD     COST        YIELD      COST       YIELD
                          ---------- --------   ---------- --------- ---------- --------- ----------  ---------  ---------- --------
AVAILABLE-FOR-SALE:
   U.S. Government and
     agency obligations     $     -          -%   $    -         -%   $1,500       7.05%  $  4,000      7.01%    $  5,500      7.02%
   Municipal bonds                -          -         -         -       370       9.50          -         -          370      9.50
   Corporate bonds                -          -         -         -       411       8.00          -         -          411      8.00
   Equity securities (1)      3,761          -         -         -         -          -          -         -        3,761         -
   Trust preferred
     securities               3,960       7.56         -         -          -         -          -         -        3,960      7.56
   Mortgage-backed
     securities
     Federal Home Loan
      Mortgage Corporation
       Freddie Mac               88       5.87         -         -         -          -          -         -           88      5.87
     Federal National
       Mortgage Association
       Fannie Mae             1,647       6.02         -         -         -          -          -         -        1,647      6.02
                            -------               ------              ------              --------               --------
       Total mortgage-
         backed securities    1,735       6.01         -         -         -          -          -         -        1,937      6.01
                            -------               ------              ------              --------               --------
       Total available-
         for-sale           $ 9,456       7.04%   $    -         -%   $2,281       7.60%  $  4,000      7.01%     $15,737      7.11%
                            =======               ======              ======              ========                =======
HELD-TO-MATURITY:
   Corporate bonds          $     -          -%   $    -         -%   $    -          -%  $    726      7.61%     $   726      7.61%
   U.S. agency securities         -          -     3,000      7.02     4,000       7.26     17,157      7.09       24,157      7.12
   Collateralized mortgage
     obligations                976       7.00         -         -         -          -          -         -          976      7.00
                            -------               ------              ------              --------                -------
   Total held-to-
     maturity               $   976       7.00%   $3,000      7.02%   $4,000       7.26%  $ 17,883      7.11%     $25,859      7.12%
                            =======               ======              ======              ========                =======

--------------
(1)  Weighted average yield does not include equity securities.

SOURCES OF FUNDS AND BORROWINGS

         General. Deposits are the major source of Argo Savings' funds for lending and other investment purposes. In addition to deposits, Argo Savings derives funds from loan principal repayments, proceeds from sales of loans, borrowings, and the custodial balances associated with PMSRs. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and market conditions. Additionally, the Company's sources of funds include borrowed money, which includes advances from the Federal Home Loan Bank of Chicago ("FHLB"), a note payable, a margin account and federal funds purchased. In addition, the Company has issued junior subordinated debentures. Borrowings may be used to compensate for reductions in the availability of other sources of funds. They may also be used on a longer term basis for general business purposes.

         Deposits. Argo Savings offers a number of deposit accounts, including tiered passbook accounts, NOW accounts, money market accounts and certificate accounts currently ranging in maturity from seven days to ten years. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the period the funds must remain on deposit and the interest rate. Argo Savings in the past has utilized brokered deposits, and will continue to use this source of funds as needed in the future. Argo Savings had $38.2 million in brokered deposits at December 31, 1999. Argo Savings has traditionally priced its deposit products at or near market rates in its primary markets.

         Deposit Flow. The following table sets forth the composition of and the change in dollar amount of deposit accounts offered by Argo Savings between the dates indicated.

                                    AMOUNT AT      PERCENT                  AMOUNT AT     PERCENT                  AMOUNT AT
                                   DECEMBER 31,   OF TOTAL     INCREASE   DECEMBER 31,   OF TOTAL      INCREASE  DECEMBER 31,
                                       1999       DEPOSITS    (DECREASE)      1998        DEPOSITS    (DECREASE)     1997
                                  -------------- ---------    ----------  ------------   ---------    ---------- ------------
                                                                      (DOLLARS IN THOUSANDS)
Non-interest bearing accounts      $   6,072         2.0%     $ (12,172)  $   18,244         7.8%      $ 13,748   $    4,496
Passbook accounts                     19,873         6.6         (1,434)      21,307         9.1          3,700       17,607
NOW accounts                          10,612         3.5          1,567        9,045         3.9            316       13,225
Money market accounts                  4,426         1.5           (280)       4,706         2.0         (1,517)       6,223
                                   ---------      ------      ---------   ----------      ------       --------   ----------
   Total                              40,983        13.6        (12,319)      53,302        22.8         16,247       37,055
                                   ---------      ------      ---------   ----------      ------       --------   ----------
Certificate accounts:
   3.99% or less                           -           -              -            -          -             (10)          10
   4.00% to 4.99%                     47,892        15.9         19,401       28,491        12.2         27,617          874
   5.00% to 5.99%                    118,805        39.4        (20,234)     139,039        59.7         76,104       62,935
   6.00% to 6.99%                     93,542        31.0         81,877       11,665         5.0        (58,297)      69,962
   7.00% to 7.99%                        443          .1            (32)         475         0.3         (1,038)       1,513
   8.00% to 8.99%                          8           -              -            8           -           (112)         120
                                   ---------      ------      ---------   ----------      ------       --------   ----------
   Total                             260,690        86.4         81,012      179,678        77.2         44,264      135,414
                                   ---------      ------      ---------   ----------      ------       --------   ----------
Total deposits                     $ 301,673       100.0%     $  68,693   $  232,980       100.0%      $ 60,511   $  172,469
                                   =========      ======      =========   ==========      ======       ========   ==========
Weighted average rate                   5.16%                                   4.60%                                   5.12%
                                   =========                              ==========                              ==========

                                    PERCENT
                                   OF TOTAL     INCREASE
                                   DEPOSITS    (DECREASE)
                                  ---------    ----------
Non-interest bearing accounts         2.6%     $    885
Passbook accounts                    10.2          (742)
NOW accounts                          5.1           (86)
Money market accounts                 3.6         1,266
                                   ------      --------
   Total                             21.5         1,323
                                   ------      --------
Certificate accounts:
   3.99% or less                        -           (42)
   4.00% to 4.99%                      .5           105
   5.00% to 5.99%                    36.5        (8,234)
   6.00% to 6.99%                    40.5        30,768
   7.00% to 7.99%                     0.9        (2,099)
   8.00% to 8.99%                     0.1            21
                                   ------      --------
   Total                             78.5       114,895
                                   ------      --------
Total deposits                      100.0%     $150,627
                                   ======      ========
Weighted average rate


         Certificate Accounts. The following table presents the amount of certificate accounts outstanding at December 31, 1999, and the periods to maturity or repricing.

                                                                       WEIGHTED
                                                          AMOUNT       AVERAGE
                                                      (IN THOUSANDS)     RATE
                                                       ------------      ----
Within one year (1)                                     $  183,289       5.34%
One to three years                                          71,779       5.78
Thereafter                                                   5,622       6.08
                                                        ----------       ----
Total                                                   $  260,690       5.62%
                                                        ==========       ====

(1) Includes a $13 million certificate that matured on February 22, 2000 and was renewed at that time for an additional 90 days.


         At December 31, 1999, Argo Savings had outstanding $54.9 million of certificate of deposit accounts in amounts of $100,000 or more maturing or repricing as follows:
                                                      AMOUNT       WEIGHTED
                                                  (IN THOUSANDS)  AVERAGE RATE
                                                  --------------  ------------
Three months or less                                 $   22,023       4.63%
Over three through six months                            11,892       5.44
Over six through 12 months                               25,820       5.90
Over 12 months                                           15,399       5.88
                                                     ----------       ----
Total                                                $   75,134       5.45%
                                                     ==========       ====

         Argo Savings had pledged securities with principal balances totaling approximately $3.3 million and $6.4 million at December 31, 1999 and 1998, as collateral to secure certain public deposits. In addition to securities pledged at December 31, 1999 and 1998, the Savings Bank also had letters of credit totaling $14.3 million and $13.3 million as collateral to secure several State of Illinois certificates. The total State of Illinois certificates secured by letters of credit and securities totaled approximately $15.5 million and $15.1 million in at December 31, 1999 and 1998.

         Deposit Activity. The following table sets forth the deposit activities of the Savings Bank for the years indicated.

                                                 YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                           1999           1998           1997
                                          ------         ------         ------
                                                    (IN THOUSANDS)
Deposits in excess of withdrawals           $56,151     $64,346        $ 13,262
Interest credited                            12,542       9,414           8,580
                                            -------     -------        --------
  Net increase in
    deposits                                $68,693     $73,760        $ 21,842
                                            =======     =======        ========

         Substantially all of Argo Savings' depositors are residents of the States of Illinois and Indiana.

         Borrowings. The Company's borrowings at December 31, 1999 include margin accounts, FHLB advances, and junior subordinated debentures.

         During 1998, the Company issued 11% junior subordinated debentures aggregating $17,784,000 to Argo Capital Trust. Argo Capital Trust issued 11% capital securities with an aggregate liquidation amount of $17,250,000 ($10 per capital security) to third-party investors. The capital securities and cash are the sole assets of the Trust. The junior subordinated debentures are includable as Tier I capital at Argo Savings for regulatory capital purposes. The offering price was $10 per capital security. The junior subordinated debentures and the capital securities pay dividends and distributions, respectively, on a quarterly basis, which are included in interest expense. The Trust is a statutory business trust formed under the laws of the State of Delaware, wholly owned by the Company. The junior subordinated debentures will mature on November 6, 2028, at which time the capital securities must be redeemed. The junior subordinated debentures and the capital securities can be redeemed contemporaneously, in whole or in part, beginning November 6, 2003 at a redemption price of $10 per capital security. The Company has provided a full and unconditional guarantee of the obligations of Argo Capital Trust and the capital securities in the event of the occurrence of an event of default, as defined. Debt issuance costs totaling $1,913,000, including $244,000 paid in 1999, were capitalized related to the debenture offering, and are being amortized over the 30-year life of the junior subordinated debentures.

         Although savings deposits are the primary source of funds for Argo Savings' lending and investment activities and for its general business purposes, Argo Savings can also borrow funds from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, Argo Savings is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States Government or its agencies) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and the amount of advances is based either on a fixed percentage of an association's net worth or on the FHLB's assessment of an institution's creditworthiness. The FHLB has served as Argo Savings' primary borrowing source. Advances from the FHLB are secured by Argo Savings' stock in the FHLB and a portion of Argo Savings' portfolio of first mortgage loans. The rates on these advances vary from time to time in response to general economic conditions. At December 31, 1999, Argo Savings had $17.8 million of fixed rate advances and $17.1 million of adjustable-rate advances from the FHLB with interest rates ranging from 4.74% to 8.43%.

         The margin account loans are from third-party securities brokers. The rate of interest on the loans is negotiated with the brokers. The margin account loans were secured at December 31, 1999 by securities held by the brokers having market values of $24.4 million.

         The following table sets forth information regarding borrowings by the Company on a consolidated basis at the end of and during the year indicated. The borrowings at and during the year consisted of FHLB advances, junior subordinated debt, promissory notes, federal funds purchased, capital lease obligations. The weighted average was computed on a monthly average basis.

                                                                                     AT DECEMBER 31,
                                                                     -------------------------------------------------
                                                                         1999               1998              1997
                                                                     ------------       ------------      ------------
                                                                                  (DOLLARS IN THOUSANDS)
Weighted average interest rate at end of year on:
FHLB advances                                                              5.66%              6.10%            6.22%
Junior subordinated debt                                                  11.00              11.00                -
Other borrowings                                                           7.79               7.71             8.63


Maximum amount of borrowings outstanding at any month end:
FHLB advances                                                          $ 34,932           $ 20,132         $ 49,587
Junior subordinated debt                                                 17,784             17,784                -
Other borrowings                                                          5,404             14,658           11,542


Average borrowings outstanding with respect to:
FHLB advances                                                          $ 34,432           $ 18,987         $ 30,191
Junior subordinated debt.                                                17,784              2,680                -
Other borrowings                                                          3,388             12,624           10,621
                                                                       --------           --------         --------
     Total                                                             $ 55,604           $ 34,291         $ 40,812
                                                                       ========           ========         ========

Weighted average interest rate during the year paid on:
FHLB advances                                                              5.35%              5.69%            5.98%
Junior subordinated debt                                                  11.00              11.00                -
 Other borrowings                                                          8.67               8.60             8.43
     Total Weighted Average                                                7.35               7.18             6.60

SUBSIDIARIES

         Argo Savings has a wholly-owned subsidiary, Dolton-Riverdale Savings Service Corp. ("Dolton-Riverdale"). At December 31, 1998, Argo Savings had an equity investment in Dolton-Riverdale of $159,000.

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

         Argo Savings is a community oriented savings institution and competes with many financial institutions in its primary market area, most of which have assets which are significantly larger than the assets of Argo Savings. Management considers the Savings Bank's reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area. The Savings Bank also believes it benefits from its community bank orientation, reflected by a relatively high core deposit base.

PERSONNEL

         Effective October 1, 1999 the Company entered into a Client Services Agreement with Synergy, a professional employer organization. Under the Client Services Agreement all employees of the Company were transferred to Synergy with Synergy assigning employees to the Company as the work place employer. At December 31, 1999, 79 employees of Synergy were assigned to the Company.

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

         The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1999, Argo Savings met each of its capital requirements.

         The following table presents Argo Savings' capital position, amounts and ratios at December 31, 1999:


                                            (DOLLARS IN THOUSANDS)
                               Actual    Required   Excess     Actual   Required
                               Amount     Amount    Amount    Percent   Percent
                               ------     ------    ------    -------   -------

Tangible . . . . . . . . .    $21,853      $5,553  $16,300        5.9%     1.5%

Risk-based:
  Tier I (core) . . . . .      21,853      14,809    7,044        5.9      4.0

  Total  . . . . . . . . .     23,404      15,191    8,213       12.3      8.0


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

         In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF" -- the deposit insurance fund that covers most commercial bank deposits) members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between the members of both insurance funds on January 1, 2000.

         The Argo Savings' assessment rate for the year ended December 31, 1999 was 6.1 basis points and the premium paid for this period was $146,000, which was applied toward the payment of FICO bonds. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Argo Savings Bank.

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

         New Legislation.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1999, Argo Savings' limit on loans to one borrower was $3.3 million. At December 31, 1999, the Argo Savings' largest aggregate outstanding balance of loans to one borrower was $4.2 million. The Savings Bank's authority to approve loans in excess of the regulatory Loan to One Borrower limitation was approved by the OTS under Section 563.93(d)(3) of OTS Regulations for Insured Institutions, relating to loans provided for the construction of housing units. All other borrowers have aggregate balances below the savings bank's limit to one borrower.

         QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1999, Argo Savings maintained 88% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Savings Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 1999, the Bank was classified as a Tier 1 Bank.

         Effective April 1, 1999, the Office of Thrift Supervision's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the Office of Thrift Supervision is required before any distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (generally, compliance with all capital requirements and examination ratings in one of two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with office of Thrift Supervision. If an application is not required, the institution must still give advance notice to office of Thrift Supervision of the capital distribution.

         Liquidity. The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's average liquidity ratio for the year ended December 31, 1999 was 12.42%, which exceeded the applicable requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Savings Bank's latest quarterly thrift financial report. The assessments paid by the Savings Bank for the fiscal year ended December 31, 1999 totaled $66,000.

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

RECENT TAX LEGISLATION REGARDING TAX BAD DEBT RESERVES

         Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as Argo Savings, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specific limitations, be deducted in arriving at their taxable income. Argo Savings' deduction with respect to "qualifying loans", which are generally loans secured by certain interests in real property, could be computed using an amount based on a six (6) year moving average of Argo Savings' actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of Argo Savings' taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amounts of any permitted addition to the non-qualifying reserve.

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

ACCOUNTING MATTERS

         Statement of Financial Accounting Standards (Statement) No. 133 on derivatives will, beginning in January 1, 2001, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of Statement No. 133, companies will have another one-time window of opportunity to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain criteria are met. This Statement may be adopted early at the start of a calendar quarter. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement No. 133 is not expected to have a material impact on the Company's financial statements other than any transfer of securities that management elects from held-to-maturity to available-for-sale. Management has not decided whether to adopt Statement No. 133 early.

ITEM 2.  PROPERTIES

         The Company is located and conducts its business at its home office in Summit, Illinois, located at 7600 W. 63rd Street, Summit. The Savings Bank conducts its business through its home office and four additional branch offices located in Bridgeview, the near West Side of Chicago, downtown Chicago, and Dolton, Illinois.

During 1999, the Company sold five banking facilities to an unrelated third party for $5,850,000. The facilities are being leased back from the purchaser over a period of 170 months. The leases are accounted for as operating leases. The gain of $2,400,000 was deferred and is being recognized into income over the life of the leases, with $86,000 recognized during the year ended December 31, 1999. The leases contain renewal options for three additional periods of ten, five and five years each.

The Company believes that the Argo Savings' current facilities are adequate to meet the present and immediately foreseeable needs of the Company. See Note 7 to the Notes to Consolidated Financial Statements for the net book value of the property of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1999, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.


                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information relating to the market for Registrant's common equity and related stockholder matters appears under the caption "Shareholder Information" in the Registrant's 1999 Annual Report to Stockholders on pages 62 through 64 and is incorporated herein by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data appears under the caption "Selected Consolidated Financial Condition and other Data of the Corporation" in the Registrant's 1999 Annual Report to Stockholders on pages 4 and 5 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The above-captioned information appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1999 Annual Report to Stockholders on pages 6 through 22 and is incorporated herein by reference.

ITEM7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The above-captioned information appears under the caption "Quantitative and Qualitative Disclosures about Market Risk" of the 1999 Annual Report to Stockholders on pages 20 through 22 and is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of Argo Bancorp, Inc. and its subsidiaries as of December 31, 1999 and 1998, together with the report thereon by Crowe, Chizek and Company LLP, appears in the Registrant's 1999 Annual Report to Stockholders, on pages 23 through 61 and is incorporated herein by reference.

         The Consolidated Financial Statements of Argo Bancorp, Inc. and its subsidiaries as of December 31, 1997 appears in the Registrant's 1999 Annual Report to Stockholders on pages 23 through 61 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2000 under "Information with respect to the Nominee, Continuing Directors and Certain Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION.

         The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2000 under "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2000 under "Security Ownership of Certain Beneficial Owners" and "Information with respect to the Nominee, Continuing Directors and Certain Executive Officers."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2000 under "Indebtedness of Management and Transactions with Certain Related Persons."



                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------   ----------------------------------------------------------------

         (a)(1)  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Registrant and its subsidiaries, together with the Report of Independent Auditors, appearing in the 1999 Annual Report to Stockholders are incorporated herein by reference.

         Report of Independent Auditors.

         Consolidated Statements of Financial Condition as of December 31, 1999 and 1998.

         Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997.

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997.

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.

         Notes to the Consolidated Financial Statements.

         The remaining information appearing in the 1999 Annual Report to Stockholders is not deemed to be filed as a part of this report, except as expressly provided herein.

         (a)(2)  FINANCIAL STATEMENT SCHEDULES

         All schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         (a)(3)  EXHIBITS

         The following exhibits are either filed as part of this report or are incorporated herein by reference:

         Exhibit No. 3.  Certificate of Incorporation and Bylaws.

         3.1      Certificate of Incorporation of Argo Bancorp, Inc.**
         3.2      By-Laws of Argo Bancorp, Inc.**

         Exhibit No. 4.

         4.1      Stock Certificate of Argo Bancorp, Inc.**
         4.2      Indenture of Argo Bancorp, Inc. relating to the Junior
                  Subordinated
                  Debentures *
         4.3      Certificate of Junior Subordinated Debenture *
         4.4      Certificate of Trust of ARGO Capital Trust Company *
         4.5      Capital Security Certificate of ARGO Capital Trust Company *
         4.6      Guarantee of Argo Bancorp, Inc. relating to Capital
                  Securities *
         4.7 Amended and Restated Declaration of Trust of ARGO Capital Trust Company *
         4.8 Form of Goodwill Convertible Preferred Stock Certificate of Argo Bancorp, Inc.

         Exhibit No. 10.  Material Contracts.

         10.1 Stockholder Agreement dated as of December 31, 1996, between Argo Bancorp, Inc., The Deltec
                  Corporation Limited, and John G. Yedinak. ***
         10.2     Argo Bancorp, Inc. 1998 Incentive Stock Option Plan.*
         10.3     1996 Argo Bancorp, Inc. Management Recognition and Retention
                  Plan. *
         10.4 Amended and Restated Employment Agreement between Argo Bancorp, Inc. and John G. Yedinak. *
         10.5 Amended and Restated Employment Agreement between Argo Bancorp, Inc. and Frances M. Pitts. *

         10.6 Employment Agreement between Argo Bancorp, Inc. and Colleen A.
              Kitch

         Exhibit No. 11.

         11.1 Computation of earnings per share (included in Note 18 to the Company's audited financial statements).

         Exhibit No. 13.

         13.1     Portions of the 1999 Annual Report to Stockholders.

         Exhibit No. 21.

         21.1 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries."

         Exhibit No. 23.

         23.1     Consent of Crowe, Chizek and Company LLP (filed herewith).
         23.2     Consent of KPMG LLP (filed herewith).

         Exhibit No. 27.

         27.1     Financial Data Schedule (filed herewith)
         -----------------
         * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on July 20, 1998 and any amendments, Registration No. 333-59435.

         (a)(4)   REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ARGO BANCORP, INC.
                                                 ------------------------------
                                                          (Registrant)


Date: March 31, 2000                           By: /s/ John G. Yedinak
                                                  ------------------------------
                                                  John G. Yedinak, Chief
                                                  Executive Officer and
                                                  Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



Date: March 31, 2000                        By: /s/ John G. Yedinak
                                                ----------------------------

                                                 John G. Yedinak, Chief
                                                 Executive Officer and Director
                                                 (Principle executive officer)


Date: March 31, 2000                        By: /s/ Sergio Martinucci
                                                ----------------------------
                                                 Sergio Martinucci, Vice
                                                 President and Director

Date: March 31, 2000                        By: /s/ Arthur Byrnes
                                                 ---------------------------
                                                 Arthur Byrnes, Director


Date: March 31, 2000                        By: /s/ Donald G. Wittmer
                                                 ---------------------------
                                                 Donald G. Wittmer, Director


Date: March 31, 2000                        By: /s/ Frances M. Pitts
                                                 ---------------------------
                                                 Frances M. Pitts, Secretary
                                                  and Director


Date: March 31, 2000                        By: /s/ Dominic M. Fejer
                                                 ---------------------------
                                                 Dominic M. Fejer
                                                 (principal accounting and
                                                 financial officer)




46