Form 10-K/A
period 1999-12-31
ARGO BANCORP INC /DE/
filed 2000-03-31
CIK 883502

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

         Through its subsidiaries, Argo Mortgage and Margo, and on its own since the 1999 dissolution of Argo Mortgage and reorganization of Margo, Argo Savings has engaged in mortgage brokerage activities that focus on the origination, purchase and sale of mortgage loans in the secondary market. Argo Savings also offers, to a much lesser extent, Expanded Criteria Loans. These one-to four-family loans which are generally not Agency qualified, due to the borrower's credit profile, and are not as readily saleable in the secondary market as conventional loans. The Expanded Criteria Loans also include home equity lines of credit. Argo Savings generates income by the sale of mortgage loans on a "servicing released" basis into the secondary market and through investment in purchased mortgage servicing rights ("PMSRs"). More recently, Argo Savings has also generated fee income from an expanding network of regionally deployed ATMs, both in the Chicago midwest area and in mid-Atlantic states.

         Through Argo Mortgage and on its own, Argo Savings has acquired discounted loans for which the borrowers may not be current as to principal and interest payments. In determining the amount it will bid to acquire such loans at public sales and auctions, Argo Savings estimated the amounts it would realize through foreclosure, collection efforts, or other resolution of each loan and the length of time required to complete the collection process. Investment in these assets has often resulted in higher yields and gains. However, Argo Savings has also incurred losses on certain properties which have become real estate owned. Argo Savings discontinued additional investments in Discounted Loans in 1997.

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

         The Savings Bank continues to purchase performing seasoned one-to-four-family mortgage loans. For the year ended December 31, 1999, $33.1 million of such loans were purchased by the Savings Bank. In addition, prior to 1998, the Savings Bank purchased discounted loans for which the borrowers may not be current as to principal and interest payments. For the year ended December 31, 1997, the Savings Bank purchased $8.9 million of Discounted Loans. The Company is reducing its emphasis on the purchase of Discounted Loans. Argo Savings discontinued additional investments in Discounted Loans in 1997.

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