Form 10-Q
period 2000-03-31
ARGO BANCORP INC /DE/
filed 2000-05-15
CIK 883502

================================================================================




                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER 0-19829


                               ARGO BANCORP, INC.
                              --------------------
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

The registrant had 2,009,184 shares outstanding as of May 12, 2000.

Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                               ---      ---

================================================================================

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2000
                                      INDEX




PART I - FINANCIAL INFORMATION                                                                PAGE NO.
                                                                                              --------
Item 1            Financial Statements

                  Consolidated Statements of Financial Condition
                  as of March 31, 2000, and
                  December 31, 1999 (unaudited).........................................           3

                  Consolidated Statements of Income For the Three
                  Months Ended March 31, 2000, and 1999 (unaudited).....................           4

                  Consolidated Statements of Comprehensive Income For
                  the Three Months Ended March 31, 2000 and 1999 (unaudited)............           5

                  Consolidated Statements of Stockholders' Equity
                  for the Three Months Ended March 31, 2000,
                  and 1999 (unaudited) .................................................           6

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2000
                  and 1999 (unaudited) .................................................           7

                  Notes to Consolidated Financial Statements ...........................           8

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................................          14

Item 3            Quantitative and Qualitative Disclosures about Market Risk............          23

PART II - OTHER INFORMATION

Item 1            Legal Proceedings ....................................................          25

Item 2            Changes in Securities ................................................          25

Item 3            Default Upon Senior Securities .......................................          25

Item 4            Submission of Matters to a Vote
                    of Security Holders ................................................          25

Item 5            Other Information ....................................................          25

Item 6            Exhibits and Reports on Form 8-K .....................................          26

Form 10Q          Signature Page .......................................................          27


                       ARGO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)


                                                                     March 31,   December 31,
ASSETS                                                                 2000         1999
                                                                    ---------    ------------
                                                                         (Unaudited)
Cash ............................................................   $   8,843    $   5,603
Interest-earning deposits .......................................      32,685       32,069
Stock in Federal Home Loan Bank of Chicago ......................       2,343        2,303
Trading account securities ......................................         179          668
Securities available-for-sale ...................................      14,710       14,364
Securities held-to-maturity .....................................      26,346       25,859
Loans receivable, net ...........................................     269,302      268,290
Discounted loans receivable, net ................................       8,884        9,170
Accrued interest receivable .....................................       3,995        3,392
Foreclosed real estate, net .....................................       2,279        2,280
Premises and equipment, net .....................................       7,991        8,514
Mortgage loan servicing rights, net .............................         439          464
Investment in limited partnership ...............................       4,565        4,494
Investment in GFS preferred stock ...............................       4,000        4,600
Debt issuance costs related to junior subordinated debt, net ....       1,822        1,838
Prepaid expenses and other assets ...............................       7,273        8,856
                                                                    ---------    ---------
      Total Assets ..............................................   $ 395,656    $ 392,764
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits ......................................................   $ 312,188    $ 301,673
  Borrowed money ................................................      35,047       40,336
  Advance payments by borrowers for taxes and insurance .........       1,179          902
  Accrued interest payable ......................................       1,014          966
  Custodial escrow balances for loans serviced ..................       4,666        5,476
  Other liabilities .............................................       3,952        6,039
  Junior subordinated debt ......................................      17,784       17,784

Stockholders' Equity
  Preferred stock ...............................................           3            3
  Common stock ..................................................          20           20

  Retained earnings - substantially restricted ..................      12,605       12,260
  Employee Stock Ownership Plan loan ............................        (426)        (426)
  Accumulated other comprehensive loss ..........................        (961)        (850)

  Unearned stock awards .........................................        (244)        (248)
                                                                    ---------    ---------
      Total stockholders' equity ................................      19,826       19,588
                                                                    ---------    ---------
      Total Liabilities and Stockholders' Equity ................   $ 395,656    $ 392,764
                                                                    =========    =========


See notes to accompanying unaudited consolidated financial statements

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                                                     For the Three Months Ended March 31,
                                                                          2000                1999
                                                                          ----                ----
                                                                                 (Unaudited)
Interest income
   Loans receivable ..................................................   $ 5,499            $ 4,652
   Discounted loans receivable .......................................       296                138
   Securities available-for-sale .....................................       364                 30
   Securities held-to-maturity .......................................       474               --
   Interest-earning deposits .........................................       556                207
                                                                         -------            -------
        Total interest income ........................................     7,189              5,027
                                                                         -------            -------

Interest expense:
   Deposits ..........................................................     4,024              2,622
   Borrowed money ....................................................       528                311
   Junior subordinated debt ..........................................       480                461
                                                                         -------            -------
     Total interest expense ..........................................     5,032              3,394
                                                                         -------            -------
     Net interest income .............................................     2,157              1,633
   Provision for loan losses .........................................        60                185
                                                                         -------            -------
   Net interest income after provision
     for loan losses .................................................     2,097              1,448
                                                                         -------            -------

Non-interest income:
   Loan servicing income .............................................        46                 37
   Mortgage banking ..................................................         5                502
   Gain on sale of loans receivable, discounted loans receivable, securities available for sale, trading account securities
     and foreclosed real estate ......................................       182                151
   Fees and service charges ..........................................       260                150
   Other .............................................................        10                 18
                                                                         -------            -------
        Total non-interest income ....................................       503                858
                                                                         -------            -------

Non-interest expense:
   Compensation and benefits .........................................       841              1,000
   Occupancy and equipment ...........................................       469                459
   Federal deposit insurance premiums ................................        16                 30
   Amortization of goodwill ..........................................      --                   25
   Other general and administrative fees .............................       696                913
                                                                         -------            -------
        Total non-interest expense ...................................     2,022              2,427
                                                                         -------            -------

Income(loss) from continuing operations before income taxes ..........       578               (121)
Income tax expense (benefit) .........................................       133               (126)
                                                                         -------            -------

   Income from continuing operations .................................       445                  5
Discontinued operations:
Income from discontinued operation
             (less applicable income taxes of $82) ...................      --                  135
Gain on sale of discontinued operation
             (less applicable income taxes of $619) ..................      --                1,201
                                                                         -------            -------
Net income ...........................................................   $   445            $ 1,341
                                                                         =======            =======

Basic earnings per share:
Income from continuing operations ....................................   $   .22            $   .00
Income from discontinued operations ..................................      --                  .67
Net income ...........................................................   $   .22            $   .67
                                                                         =======            =======

Diluted earnings per share:
Income from continuing operations ....................................   $   .20            $   .00
Income from discontinued operations ..................................      --                  .62
Net income ...........................................................   $   .20            $   .62
                                                                         =======            =======


See notes to accompanying unaudited consolidated financial statements

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)



                                                            For the Three Months Ended March 31,
                                                                2000             1999
                                                                ----             ----
                                                                     (Unaudited)
Net income ................................................   $   445           $ 1,341

Other comprehensive income:
   Unrealized losses on available-for sale securities:
     Unrealized holding losses arising
       during period, net of tax
       benefit of $68 in 2000 and $100 in 1999 ............      (111)             (158)
Less reclassification adjustment for gains included
   in net income net of tax benefit of $3 in 1999 .........      --                  (6)
                                                              -------           -------

Other comprehensive loss ..................................      (111)             (164)
                                                              -------           -------

Comprehensive income ......................................   $   334           $ 1,177
                                                              =======           =======



See notes to accompanying unaudited consolidated financial statements

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)



                                                                          Additional
                                               Preferred     Common         paid-in       Retained
                                                   Stock      Stock         Capital       earnings
                                              ----------------------------------------------------
Three months ended March 31, 1999

Balance at December 31, 1998 ..............     $      3     $     20      $  8,829       $ 10,084

Net income ................................         --           --            --            1,341

Other comprehensive income, net of tax ....         --           --            --             --

Amortization of purchase price of MRP stock         --           --            --             --

Cash dividends ............................         --           --            --             (100)

                                                --------     --------      --------       --------
Balance at March 31, 1999 .................     $      3     $     20      $  8,829       $ 11,325
                                                ========     ========      ========       ========

Three months ended March 31, 2000

Balance at December 31, 1999 ..............     $      3     $     20      $  8,829       $ 12,260

Net income ................................         --           --            --              445

Other comprehensive loss, net of tax ......         --           --            --             --

Amortization of purchase price of MRP stock         --           --            --             --

Release of ESOP shares ....................         --           --            --             --

Cash dividends ............................         --           --            --             (100)
                                                --------     --------      --------       --------

Balance at March 31, 2000 .................     $      3     $     20      $  8,829       $ 12,605
                                                ========     ========      ========       ========

                                                             Accumulated
                                                                   Other                              Total
                                                           Comprehensive        Unearned      Stockholders'
                                               ESOP Loan   Income/(Loss)     Stock Awards            Equity
                                               ------------------------------------------------------------
Three months ended March 31, 1999

Balance at December 31, 1998 ................  $   --        $   (238)        $   (284)           $ 18,414

Net income ..................................      --            --               --                 1,341

Other comprehensive income, net of tax ......      --            (164)            --                  (164)

Amortization of purchase price of MRP stock..      --            --                  4                   4

Cash dividends ..............................      --            --               --                  (100)
                                                --------     --------         --------            --------

Balance at March 31, 1999 ...................  $   --        $   (402)        $   (280)           $ 19,495
                                               ========      ========         ========            ========


Three months ended March 31, 2000

Balance at December 31, 1999 ................  $   (426)     $   (850)        $   (248)           $ 19,588

Net income ..................................       --           --               --                   445

Other comprehensive loss, net of tax ........       --           (111)            --                   111

Amortization of purchase price of MRP stock..       --           --                  4                   4

Release of ESOP shares ......................       --           --               --                    --

Cash dividends ..............................       --           --               --                  (100)
                                               --------      --------         --------            --------

Balance at March 31, 2000 ...................  $   (426)     $   (961)        $   (244)           $ 19,826
                                               ========      ========         ========            ========



See accompanying notes to unaudited consolidated financial statements.

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                                                     Three Months Ended March 31,
                                                                                                        2000          1999
                                                                                                           (Unaudited)
Cash flows from operating activities:
   Net income from continuing operations ..........................................................   $    445    $      5
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation .................................................................................        210         607
     Accretion of discounts and deferred loan fees ................................................       (174)        (41)
     Provision for loan losses ....................................................................         60         185
   (Gain) loss on sale of:
     Securities available for sale ................................................................        (80)         (9)
     Trading account securities ...................................................................        (61)        (75)
     Loans receivable .............................................................................        (64)       (171)
     Branch location ..............................................................................        (40)
     Foreclosed real estate .......................................................................         63         104
   Net change in trading account activity .........................................................        489        --
   Loans originated and purchased for sale ........................................................    (15,000)    (11,044)
   Proceeds from sale of loans receivable .........................................................     20,719      13,299
   Amortization of goodwill .......................................................................       --            25
   (Increase) decrease in purchased mortgage servicing rights .....................................        (46)         41
   Amortization of purchase price of MRP and ESOP stock ...........................................          4           4
   Decrease in accrued interest receivable, prepaid
     expenses, and other assets ...................................................................      1,785       7,374
   Increase (Decrease) in accrued interest payable and other liabilities ..........................     (2,039)      3,359
                                                                                                      --------    --------
     Net cash provided by operating activities ....................................................      6,271      13,663
                                                                                                      --------    --------
   Cash flows from investing activities:
   Loans originated and purchased for portfolio ...................................................    (34,500)    (30,015)
   Principal repayments on:
    Loans receivable and discounted loans receivable ..............................................     27,229      22,378
    Securities-available-for sale .................................................................         36          29
   Proceeds from sale of:
     Foreclosed real estate .......................................................................        817       1,142
     Securities available for sale ................................................................       --         5,790
     Premises and equipment .......................................................................        500       2,223
     On-Line Financial Services, Inc. .............................................................       --         5,703
   Purchase of:
     Securities available for sale ................................................................       (869)    (17,045)
     Premises and equipment .......................................................................       (191)       (914)
     Loan servicing rights ........................................................................       --        (5,000)
                                                                                                      --------    --------
          Net cash used in investing activities ...................................................     (6,978)    (15,709)
                                                                                                      --------    --------
   Cash flows from financing activities:
     Net increase in deposits .....................................................................     10,515       6,772
     Proceeds from borrowed funds .................................................................        281       7,532
     Repayment of borrowed funds ..................................................................     (5,600)     (8,908)
     Dividends paid ...............................................................................       (100)       (100)
     Net increase (decrease) in advance payments by borrowers for taxes and insurance .............        277         (61)
     Net increase (decrease) in custodial escrow balances for loans serviced ......................       (810)          8
                                                                                                      --------    --------
       Net cash provided by financing activities ..................................................      4,563       5,243
                                                                                                      --------    --------
       Net cash provided by discontinued operations ...............................................       --            20
                                                                                                      --------    --------
     Net increase (decrease) in cash and cash equivalents .........................................      3,856       3,217
   Cash and cash equivalents at beginning of period ...............................................     37,672      10,156
                                                                                                      --------    --------
   Cash and cash equivalents at end of period .....................................................   $ 41,528    $ 13,373
                                                                                                      ========    ========
Supplemental disclosure of non-cash investing and financing activities:
    Assumption of liability related to sale of On-Line Financial Services, Inc. ...................       --      $    546
     Preferred stock received related to sale of On-Line Financial Services, Inc. .................       --         4,600

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest expense ...............................................................................   $  4,984    $  3,244
   Income taxes ...................................................................................   $    900    $    160
Non-cash investing activity - transfer of loans to foreclosed real estate .........................   $    880    $    512

See accompanying notes to unaudited consolidated financial statements.

                       ARGO BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000

The March 31, 2000 unaudited consolidated financial statements include the accounts of Argo Bancorp, Inc. ("Argo Bancorp," the "Corporation" or the "Company") and its wholly owned subsidiary, Argo Federal Savings Bank, FSB ("Argo Savings" or "Savings Bank") and Argo Savings' wholly owned subsidiary, Dolton-Riverdale Savings Service Corporation. Significant intercompany accounts and transactions have been eliminated in consolidation.

Subsequent to March 31, 1999 the Company simplified its organizational structure by merging Argo Mortgage Corporation, a wholly owned subsidiary of the Savings Bank, and Margo Financial Services, LLC, a majority-owned subsidiary of the Savings Bank, into the Savings Bank and merging Empire/Argo Mortgage LLC, a consolidated joint venture of Argo Bancorp, into Argo Bancorp. The mergers qualified as tax-free reorganizations and were accounted for as internal reorganizations.

On March 31, 1999 the Company sold its wholly owned subsidiary On-Line Financial Services, Inc. ("On-Line") to GFS Holdings, Co. of Palm Beach Gardens Florida. The Company sold On-Line for cash proceeds of $6,700,000 and $4,600,000 of Series B preferred stock of GFS Holdings Co. The Company recorded a gain of $1,201,000, net of taxes of $619,000 as of March 31, 1999 based on information available at that date. This net gain was subsequently adjusted to $1,928,000 during the final three quarters of 1999, as information became available regarding sale expenses and an accrual for contingent payments to former On-Line shareholders. Operating results from On-Line through March 31, 1999 are included in the financial statements in results of discontinued operations. The following table reflects the components of income from discontinued operations for the three months ended March 31, 1999 (in thousands):

Income Statement Data
Revenues.............................................        $ 4,158
Costs & Expenses.....................................          3,940
                                                             -------
Operating Income.....................................            218
Income Tax Expense...................................             83
                                                             --------
Income from discontinued operations                          $   135
                                                             =======

On June 1, 1999 Argo Federal Savings Bank, FSB entered into a management services agreement ("Agreement") with E-Conduit Network, Inc. ("E-Conduit"). Under the agreement E-Conduit acquired certain assets and liabilities of Margo and assumed the day-to-day operations related to the origination of mortgage loans for the Savings Bank's portfolio and for sale into the secondary market. The Agreement also requires E-Conduit to pay a six basis point per transaction license fee. In return E-Conduit is allowed to use the Margo name and all the intellectual properties of Margo. As a result of this transaction Margo has discontinued its wholesale mortgage operation and is focusing on fee generation through its licensing activities.

On June 29, 1999, the Savings Bank sold its five operating properties located at 7600 West 63rd Street and 5818 South Archer Road, Summit, Illinois, 8267 South Roberts Road, Bridgeview, Illinois, 2154 West Madison Street, Chicago, Illinois, and 14076 Lincoln Avenue, Dolton, Illinois, to a non-affiliated third party for an aggregate contractual purchase price of $5,850,000 and simultaneously entered into a 14 year, 2-month operating lease for each of the properties with the new purchaser. Under the terms of the lease the Savings Bank will pay an initial monthly rental of $48,000 per month or $576,000 per year which will increase at the rate of 1% each year commencing January 1, 2000. The net proceeds of the sale to the Savings Bank after deducting customary closing costs including title charges, environmental studies, surveys and legal fees, was $5,231,000 resulting in a profit of $2,247,000 to the Savings Bank. The profit, under generally accepted accounting principles, will be taken into income by the Savings Bank over the lease term. The Savings Bank recorded into income $40,000 from the deferred gain on the sale of the operating properties in three months ended March 31, 2000. As a result of this sale and leaseback transaction the Bank is not the record title holder of any of the properties from which it transacts business.

NOTE B - STOCK BENEFIT PLANS

The Savings Bank adopted the Argo Federal Savings 401(k) Plan ("Plan") effective October 1, 1988, for the exclusive benefit of eligible employees of the Savings Bank. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least 1,000 hours of service within a twelve (12) consecutive month period and are age twenty-one (21) or older. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 12.0% are made at the Savings Bank's discretion each Plan year. The Savings Bank made contributions of $22,000 and $18,000, to the Plan for the three months ended March 31, 2000, and 1999. The Plan also provides benefits in the event of death, disability, or other termination of employment.

In 1991, Argo Savings formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. Subsequent to March 31, 1999, the ESOP borrowed funds from Argo Bancorp in the amount of $498,000 in order to purchase 49,136 shares at an average price of $10.13 per share. In addition, subsequent to March 31, 1999, the ESOP used available cash in the plan to purchase an additional 2,500 shares. Consolidated stockholders' equity was reduced by the unpaid balance of the ESOP loan at March 31, 2000.

MANAGEMENT RECOGNITION PLAN

The Board of Directors of the Savings Bank formed a management recognition plan and trust (MRP) effective October 31, 1991, which purchased 6.8%, or 61,600 shares, of Argo Bancorp's authorized but unissued common stock in December 1991. In addition, Argo Bancorp contributed $34,385 to allow the MRP to purchase 11,960 shares in the merger conversion or on the open market. All MRP shares have been awarded to employees in key management positions with the Savings Bank. The awards are fully vested.

On April 26, 1995, an amendment to the MRP was approved, which increased the amount of shares available to be awarded under the MRP to 97,992. An additional 15,188 and 7,628 shares were purchased in 1996 and 1995 under the MRP. During the year ended December 31, 1997, the Company sold 22,416 shares held by the Savings Bank MRP for $219,000, reducing the total shares held by the plan to
400. None of the remaining shares have been awarded.

The Board of Directors of Argo Bancorp formed a new MRP effective September 1, 1996, which purchased 50,000 shares of Argo Bancorp stock on September 24, 1996 for $115,000. Under this plan, employees in key management positions with Argo Bancorp and all its subsidiaries are eligible for participation. During the year ended December 31, 1997, 6,300 shares were awarded to certain key On-Line employees. The awards vest over a five-year period, the aggregate purchase price of shares awarded was being expensed as a portion of annual compensation, and the remaining cost is reflected as a reduction of stockholders' equity. Due to the sale of On-Line, the shares became fully vested and compensation expense of $36,000 was recognized in 1999. No MRP shares were awarded during the three-month periods ended March 31, 2000 or 1999.

STOCK OPTION PLANS

Argo Bancorp's Board of Directors adopted the 1991 Stock Option and Incentive Plan (the 1991 Stock Option Plan), under which up to 429,800 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of incentive stock options to be granted to full-time employees of Argo Bancorp and its subsidiaries from time to time. All 429,800 options were awarded during 1993. The exercise price for the options awarded was equal to or greater than the fair market value of the common stock on the date of grant ($3.84 per share). During the three-month periods ended March 31, 2000 and 1999, no options were exercised. At March 31, 2000, options to purchase 171,468 shares were outstanding, at an average price of $5.90.

Argo Bancorp's Board of Directors adopted the Non-Qualified Stock Option Plan for Non-Employee Directors (Non-Qualified Stock Option Plan) in 1991, under which up to 429,800 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of nonincentive stock options to be granted to nonemployee directors of the Savings Bank subsidiary from time to time. Options for 4,000 shares were granted in 1997. At December 31, 1997, the Board of Directors approved a resolution to discontinue any further grants under this plan. At March 31, 2000, 252,400 options for shares had been awarded by Argo Bancorp under the Non-Qualified Stock Option Plan. The exercise price for the options awarded was equal to the fair market value of the common stock on the date of grant ($6.02 per share). No options were exercised during the three month periods ended March 31, 2000 and 1999. At March 31, 2000, options to purchase 199,600 shares were outstanding at an average price of $6.02.

Argo Bancorp's Board of Directors adopted the 1998 Incentive Stock Option Plan for Employees in 1998, under which up to 400,000 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of stock options to be granted to employees from time to time. There were no options granted nor were there any forfeited in the three month periods ended March 31, 2000 or 1999. At March 31, 2000, 35,000 options for shares have been awarded by Argo Bancorp under the plan. The exercise price for the options awarded was equal to the fair market value of the common stock on the date of grant ($9.00 per share
1999). At March 31 2000, options to purchase 23,000 shares were outstanding at an average price of $9.00 per share.

At March 31, 2000, the total options outstanding under all plans were 394,068 at an average price of $6.14.

NOTE C - REGULATORY CAPITAL

Pursuant to the Office of Thrift Supervision ("OTS") regulations, savings institutions must meet three separate minimum capital-to-assets requirements. The following table summarizes, as of March 31, 2000 and at December 31, 1999, Argo Savings' capital requirements under OTS regulations and its actual capital ratios at those dates:


                         REQUIRED            ACTUAL            REQUIRED           ACTUAL            EXCESS
                          CAPITAL           CAPITAL             CAPITAL          CAPITAL           CAPITAL
MARCH 31, 2000         PERCENTAGE        PERCENTAGE             BALANCE          BALANCE           BALANCE
--------------         ----------        ----------           ---------          -------           -------
                                                          (Dollars in Thousands)

Risk-based                 8.0%            10.80%              $18,394            $24,821           $ 6,428
Core                       4.0              6.15                15,133             23,271             8,138
Tangible                   1.5              6.15                 5,675             23,271            17,596

DECEMBER 31, 1999

Risk-based                 8.0%            10.24%              $18,278            $23,404           $ 5,126
Core                       4.0              5.90                14,813             21,853             7,040
Tangible                   1.5              5.90                 5,555             21,853            16,298

NOTE D - EARNINGS PER SHARE

The following table sets forth the components of basic and diluted earnings per share from continuing operations:


                                                                        Three months ended
                                                                              March 31,
                                                                      ---------    ----------
                                                                        2000           1999
Net Income from continuing operations (Numerator) .................   $  445,058   $    4,879

Basic earnings per share
        weighted average common shares outstanding ................    2,004,896    2,004,896

Additional dilutive shares ........................................      168,911      137,035
                                                                      ----------   ----------

Total weighted average common shares and
Equivalents outstanding for diluted computation  (Denominator) ....    2,173,807    2,141,931
                                                                      ==========   ==========


Basic earnings per shares from continuing operations ..............   $      .22   $      .00

Diluted earnings per share from continuing operations .............   $      .20   $      .00


NOTE E - COMMITMENTS AND CONTINGENCIES

At March 31, 2000 Argo Savings had loan commitments totaling $3.5 million and $8.8 million in unused lines of credit. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to Argo Savings' normal credit policies. Argo Savings also had Community Reinvestment Act ("CRA") investment commitments outstanding of $2.6 million.

NOTE F- SEGMENT FINANCIAL INFORMATION

The operating segments are determined by the products and services offered, primarily distinguished between banking, acquisition of discount loans, and mortgage banking. Loans, investments, and deposits provide the revenues in the banking operation, fee income provides the primary revenue for mortgage banking and discount accretion provides the primary revenue for discount loan workout, all operations are domestic.

Information reported internally for performance assessment follows. The column for other information primarily includes activity between segments which is being eliminated.


                                          Discount     Mortgage                   Total
                             Banking       Loans       Banking       Other       Segments
                            ---------    ----------   ---------    ---------    ----------
                                                        (In Thousands)
March 31, 2000
Net interest income         $   2,139    $     296    $    --      $    (278)   $   2,157
Provision for loan losses          40           20         --           --             60
Other revenue                     463          (45)           5           80          503
Other expenses                  1,774           54         --            194        2,022
Income tax expense                290         --           --           (157)         133
Segment profit (loss)             498          178            5         (236)         445
     Segment assets           396,652       12,075           43      (13,114)     395,656


                                          Discount    Mortgage                    Total
                             Banking       Loans      Banking        Other       Segments
                            ---------    ----------   ---------    ---------    ----------
                                                        (In Thousands)
March 31, 1999
Net interest income         $   1,537    $      96    $    --      $    --      $   1,633
Provision for loan losses         155           30         --           --            185
Other revenue                     745         (119)         501         (269)         858
Other expenses                  1,781          100          546         --          2,427
Income tax expense               (126)        --           --           --           (126)
Segment profit (loss)             472         (153)         (45)        (269)           5
     Segment assets           329,893       13,351          574      (30,030)     313,788


                               ARGO BANCORP, INC.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

In addition to historical information, this 10Q may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from management expectations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 1999 Form 10-K.

GENERAL

The Company was incorporated in Delaware in August 1987, for the purpose of acquiring the Savings Bank. The Company acquired Argo Savings on November 17, 1987, for a capital infusion of $1.1 million. On August 29, 1991, the Board of Directors of Dolton Riverdale Savings and Argo Savings adopted a Plan of Merger Conversion ("Plan"), whereby Dolton agreed to convert from a state-chartered mutual association to a federally chartered stock association and merge with and into Argo Savings with Argo Savings as the surviving entity. Final regulatory approval was received on May 26, 1992, at which time the merger conversion was completed. The transaction was accounted for under a pooling of interests method. There was no goodwill or other intangible assets recorded as a result of the transaction. The Company retained 50.0% of the net proceeds from the merger conversion and injected the remaining 50.0% into Argo Savings The Company is a unitary savings and loan holding company and is registered as such with the Office of Thrift Supervision ("OTS"), Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC").

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

On September 27, 1999 the Company purchased 16,666 shares of Synergy Plan Ltd. ("Synergy") Class A Common Stock at $15.00 per share and 16,667 of Synergy's Convertible Preferred Stock at $15.00 per share. The Company's total investment was $500,000. The Company also received an option to acquire on or before March 31, 2000 up to 33,333 shares of Synergy Class A Common Stock for a purchase price of $15.00 per share; on March 27, 2000 the Company exercised its option and acquired an additional 33,333 shares of Synergy Class A Common Stock. The Convertible Preferred Stock owned by the Company is convertible into 16,667 shares of Class A Common Stock of Synergy on or before September 30, 2004, subject to Synergy's right to redeem the shares on September 30, 2002, at a redemption price of $25.00 per share. The Convertible Preferred Shares have a stated dividend of $.90 per share, per annum, payable quarterly. On March 31, 2000 the Company with OTS and FDIC approval, infused 16,666 shares of Synergy Class A Common Stock and 16,667 shares of Synergy's Convertible Preferred Stock into Dolton Riverdale Savings Service Corporation ("Dolton Service"), thereby increasing the capital of the Savings Bank by $500,000.

In December 1999 the Company purchased 100,000 shares of Series B Preferred Stock of Creditland Inc. ("Creditland") at a purchase price of $2.50 a share for an aggregate purchase price of $250,000. Creditland is a mortgage banking company and aggregator and marketer of various loan and credit products including but not limited to credit cards, first residential mortgages and second mortgages. The Bank has entered into agreements with Creditland to market credit card products through the Bank and the Bank will also utilize Creditland services through its Margo subsidiary as a source of residential first mortgage loans and home equity mortgage loans. The Company with OTS and FDIC approval infused the 100,000 shares of the Series B Preferred Stock in Creditland into Dolton Service on March 31, 2000, thereby increasing the capital of the Savings Bank by an additional $250,000.

Unlike many savings and loan holding companies, the Company is an active holding company with only a portion of its future anticipated operating income dependent upon the earnings of Argo Savings. As an operating company, Argo Bancorp has assets, liabilities and income that are unrelated to the operations of Argo Savings. Argo Bancorp's assets at March 31, 2000, on an unconsolidated basis consisted of its investment in Argo Savings of $22.5 million, its investment in the majority owned Empire/Argo Mortgage LLC of $658,000, securities available for sale of $12.2 million, GFS Holdings Preferred Stock of $4.0 million, cash and other interest-earning deposits of $141,000, and other assets of $3.7 million which include $1.3 million of deferred tax benefits, $1.8 million of debt issuance costs associated with the Junior Subordinated Debentures, and $324,000 of cash surrender value on executive life insurance policies. Argo Bancorp also had outstanding borrowings on an unconsolidated basis in the amount of $5.3 million at March 31, 2000, incurred in connection with capital infusions to its subsidiaries. Argo Bancorp is a Federal Housing Authority ("FHA") approved originator and servicer, a licensed Illinois mortgage banker and an approved Federal National Mortgage Association ("FNMA") servicer.

SALE OF SUBSIDIARY

On March 31, 1999 The Company sold its wholly owned subsidiary, On-Line Financial Services, Inc. of Oak Brook, Illinois ("On-Line"), to GFS Holdings, Co. of Palm Beach Gardens, Florida ("Purchaser")

Under the terms of the transaction, in exchange for all of the outstanding stock of On-Line, the Company received $11.3 million consisting of $6.7 million in cash together with 4,600 shares of GFS Holdings Co. Series B Preferred Stock, valued at $4.6 million. The Preferred Stock, par value $.01, originally paid the Company a semi-annual dividend at the rate of 7.625%. The Preferred Stock was restructured on January 31, 2000 to provide that the semi-annual dividend would be paid at the rate of 8.625% per annum.

On January 31, 2000, six hundred (600) shares of the Preferred Stock were redeemed by the Purchaser at $1,000 per share for a total redemption price of $600,000. Under the restructure of the Preferred Stock, the Purchaser may redeem, but is not required to redeem, up to 800 shares of Preferred Stock on August 31, 2000 and up to 950 shares of Preferred Stock on March 31, 2001. If the shares of Preferred Stock are not redeemed by the Purchaser on the respective redemption dates, then the Company will receive warrants in the amount equal to ten (10%) percent of the shares of the Preferred Stock which were not redeemed by the Purchaser on the respective redemption dates. All shares will be redeemed, to the extent not redeemed earlier, on March 31, 2006. In the event the shares or any portion thereof are not redeemed on March 31, 2006 the dividend rate on such shares not redeemed shall increase by two hundred
(200) basis points annually for each year the shares of Preferred Stock of Purchaser have not been redeemed by the Purchaser.

LIQUIDITY AND CAPITAL RESOURCES

Argo Savings' primary sources of funds are deposits, proceeds from principal and interest payments on the loan and securities available-for-sale portfolios, custodial deposit accounts related to loans serviced for others, and the sale of discounted loans receivable and newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $41.5 million at March 31, 2000.

The primary investment activity of Argo Savings is the origination and purchase of mortgage loans. During the three months ended March 31, 2000, and 1999, Argo Savings originated and purchased loans receivable and discounted loans receivable in the principal amounts of $49.5 million and $41.1 million, respectively. During the three months ended March 31, 2000, and 1999, these investing activities were primarily funded by principal repayments on loans receivable and discounted loans receivable and securities available-for-sale of $27.2 million and $22.4 million, respectively, and the proceeds from the sale of loans receivable and discounted loans receivable, securities available for sale and foreclosed real estate of $21.5 million and $20.2 million, respectively. During the three months ended March 31, 2000, additional funding was provided by the increase in deposits of $10.5 million, partially offset by a $ 5.3 million decrease in borrowings. During the three months ended March 31, 1999, additional funding was provided by the increase in deposits of $6.8 million, partially offset by a $1.4 million decrease in borrowings.

Argo Savings is required to maintain minimum levels of liquid assets as defined by OTS regulation. At March 31, 2000, Argo Savings liquid assets represented 12.7% of its liquidity base as compared to the required level of 5.0%. The level of liquidity maintained is believed by management to be adequate to meet the requirements of normal operations, potential deposit outflows, and the current loan demand.

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

At March 31, 2000, Argo Savings' capital exceeded all of the capital requirements of the OTS on a current and fully phased-in basis. The Savings Bank's tangible, core and risk-based capital ratios were 6.15%, 6.15%, and 10.80%, respectively.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0% multiplied by the estimated economic value of the institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12.0% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 2000, the Savings Bank met each of its capital requirements, and it is anticipated that Argo Savings will not be subject to the interest rate risk component.

CHANGES IN FINANCIAL CONDITION

Total assets increased $2.9 million to $395.7 million at March 31, 2000, from $392.8 million at December 31, 1999.

Cash increased $3.2 million to $8.8 million at March 31, 2000, primarily due to increased check-in transit balances related to the Savings Bank's deposit to the Federal Reserve as compared to December 31, 1999.

Loans receivable and discounted loans receivable increased by $726,000 to $278.2 million at March 31, 2000 from $277.5 million at December 31, 1999, as a result of loan originations and purchases totaling $49.5 million offset by sales of loans of $20.7 million, principal repayments totaling $27.2 million, and transfers of loans to foreclosed real estate of $880,000.

Deposits increased $10.5 million to $312.2 million at March 31, 2000, from $301.7 million at December 31, 1999. The increase can be attributed to various certificate of deposit specials that occurred during the three months ended March 31, 2000.

Borrowings decreased $5.3 million to $35.0 million at March 31, 2000, from $40.3 million at December 31, 1999. The decrease was due to Management's decision to repay a $5.0 million Federal Home Loan Bank advance which came due in February.

Stockholders' equity increased $214,000 to $19.8 million at March 31, 2000, from $19.6 million at December 31, 1999. The increase was primarily the result of net income of $445,000 partially offset by cash dividends of $100,000 and additional unrealized net losses in the available-for-sale investment portfolio of $111,000.

ACCOUNTING DEVELOPMENTS

Statement of Financial Accounting Standard (Statement) No. 133 on derivatives will, in 2001, require all derivatives to be recorded at fair value on the balance sheet, with changes in fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of Statement No. 133, companies will be able to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain criteria are met. This Statement may be adopted early at the start of a calendar quarter. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement No. 133 is not expected to have a material impact on Argo Bancorp's financial statements. Management has decided against early adoption of Statement No. 133.

PURCHASED MORTGAGE SERVICING RIGHTS

Argo Savings' principal investment in mortgage servicing rights is through a $3.3 million equity interest in a limited partnership whose business activities are to purchase MSRs and a $1.2 investment in subordinated debentures of the partnership. There are several unaffiliated equity investors in the limited partnership. The purchase of the servicing rights is then leveraged, allowing the limited partnership to purchase MSRs equaling one to three times the equity investment by its partners. The cost of the borrowings, as well as the servicing income and expense and related amortization, is recorded at the limited partnership level. Each quarter, financial statements are issued to the limited partnership by Dovenmuehle Mortgage, Inc. ("DMI"), the general partner of the limited partnership and the pro-rata share of the income for each investor is calculated by DMI. Argo Savings records its share of income or loss on the equity method for the partnership investment. At the end of five years, or at such time as the investors may agree, the MSRs will be sold and the proceeds divided pro-rata among the investors. As with a direct investment in PMSRs, the collateral behind the equity investment is the servicing rights. All limited partnership purchases of servicing rights must be approved by all equity investors and undergo the same guidelines for direct purchases of MSRs. The task of finding and acquiring the PMSRs controlled by the limited partnership, as well as all associated administrative duties, is assigned to DMI. DMI also sub-services the PMSRs in the partnership. The limited partnership is audited annually by an independent auditor and an independent third party valuation of the partnership's PMSR is performed quarterly. In addition, unaudited financial statements of the limited partnership are distributed quarterly by DMI to each investor. The audited financial statements, the unaudited quarterly financial statements and the quarterly valuations are sent directly to each equity investor.

During 1999, a portion of Argo's investment was converted to subordinated debentures which yield interest at 30%. In addition, the value of the servicing revenue remained stable and the Bank did not record any additional write-down for the three months ended March 31, 2000.

In addition to its investment in the limited partnerships, at March 31, 2000, the Savings Bank had a $489,000 investment in a PMSR portfolio that it owns directly which consisted of 2,365 mortgage loans having an outstanding principal balance of $35.7 million.

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

At March 31, 2000, Argo Savings had fifty (50) properties, totaling $2.3 million classified as foreclosed real estate, as compared to fifty-eight (58) properties also totaling $2.3 million at December 31, 1999. The underlying properties on March 31, 2000, consisted primarily of single family residences. The foreclosed real estate has been written down to estimated fair value at March 31, 2000. The total amount of loans receivable ninety (90) days or more past due at March 31, 2000, was $6.2 million or 2.22% of total loans receivable compared to $6.0 million or 2.25% of total loans on December 31, 1999. Loans ninety (90) days or more past due are primarily secured by one-to-four family residences. Total non-performing assets at March 31, 2000, totaled $7.8 million or 1.96% of total assets compared to $8.3 million or 2.11% of total assets at December 31, 1999. Excluded from these totals are $1.3 million of discounted loans ninety (90) days or more past due at March 31, 2000, and $1.7 million at December 31, 1999. Discounted loans that are often purchased with the intent to foreclose and sell the underlying property are excluded from non-performing loans.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000, AND 1999.

GENERAL

Net income for the three months ended March 31, 2000 was $445,000 or $.20 per diluted share compared to net income from continuing operations of $5,000 for the same period last year. Total net income for the three months ended March 31, 1999 was $1.3 million or $.62 per diluted share. Included in net income for the year ago period was the $1.2 million after tax gain on the sale of the On-Line Financial subsidiary. Also included in first quarter 1999 earnings was $135,000 of net income from the discontinued On-Line operations. The increase in net income from continuing operations was the result of a higher net interest income, lower provisions for loan losses and higher fee income.

INTEREST INCOME

Interest income for the three months ended March 31, 2000, totaled $7.2 million, as compared to $5.0 million for the comparable 1999 period. The $2.2 million increase was primarily the result of a $99.5 million increase in average interest-earning assets and a 23 basis point increase in the yield on earning assets to 8.12% from 7.89%.

INTEREST EXPENSES

Interest expense for the three months ended March 31, 2000, totaled $5.0 million as compared to $3.4 million for the comparable 1999 period. The $1.6 million increase was primarily the result of a $77.3 million rise in average interest bearing liabilities and a 74 basis point increase in the weighted average cost of interest-bearing liabilities to 5.67% for the three-months ended March 31, 2000 as compared to the same period last year. Interest-bearing liabilities include $17.3 million of 11.0% junior subordinated debt securities which the Company raised in November of 1998.

NET INTEREST INCOME

Net interest income totaled $2.2 million for the three months ended March 31, 2000, an increase of $525,000 from the amount recorded in the comparable 1999 period. The increase in net interest income for the three months ended March 31, 2000, resulted from the $99.9 million increase in average interest-earning assets partially offset by the $77.3 million increase in average interest bearing liabilities and a 51 basis point decline in the effective net spread to 2.45% from 2.96% for the comparable 1999 period.

PROVISION FOR LOAN LOSSES

Provision for loan losses totaling $60,000 were recorded for the three months ended March 31, 2000, as compared to $185,000 for the same period in 1999. Management believes that loan loss provisions are adequate and will continue to monitor the mortgage portfolio and substandard assets for loss exposure.

NON-INTEREST INCOME

Non-interest income declined $355,000 to $503,000 for the three months ended March 31, 2000, as compared to $858,000 for the three months ended March 31, 1999. The decline was the result of the $497,000 decrease in mortgage banking income. The decline in mortgage banking income resulted from an agreement with E-Conduit, Inc. whereby E-Conduit assumed the day-to-day operations related to the mortgage banking operation. As a result of this agreement E-Conduit retains the mortgage banking revenue and the expenses related to the mortgage banking operation. The Savings Bank receives a license fee of six basis points which totaled $8,000 for the three months ended March 31, 2000. Customer fee income including ATM fees increased by $110,000 to $260,000 for the three months ended March 31, 2000 from $150,000 for the same period last year.

NON-INTEREST EXPENSE

Non-interest expense decreased by $405,000 to $2.0 million for the three months ended March 31, 2000 from $2.4 million for the same period last year. The decrease in operating expenses was primarily the result of a $591,000 reduction in operating expenses related to the E-Conduit agreement. Operating expenses rose by $186,000 when excluding the E-Conduit/Margo expenses from the year ago period. This increase was the result of normal salary increases, the recapitalization of the ESOP, and start up expenses related to the Savings Bank's entry into Internet banking.

INCOME TAX EXPENSE

The provision for income tax expense totaled $133,000 for the first quarter 2000 compared to tax benefit of $126,000 for the same period last year. The year 2000 provision is based on a 38.0% tax calculated on pre-tax income of $579,000 minus the utilization of affordable housing tax credits totaling $87,000 for the three months ended March 31, 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of its normal operations, the Savings Bank is subject to interest-rate risk on the interest-sensitive assets it invests in and the interest-sensitive liabilities it borrows. The investment committee, which includes members of senior management and directors, monitors and determines the strategy of managing the rate and sensitivity repricing characteristics of the individual asset and liability portfolios the Savings Bank maintains. The overall goal is to manage this interest rate risk to most efficiently utilize the Savings Bank's capital, as well as to maintain an acceptable level of change to its net portfolio value ("NPV"), and net interest income. The Savings Bank Strategy is to minimize the impact of sudden and sustained changes in interest rates on NPV and its net interest margin.

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Savings Bank change in NPV in the event of hypothetical changes in interest rates, as well as interest rate sensitivity gap analysis, which monitors the repricing characteristics of the Savings Bank's interest-earning assets and interest-bearing liabilities. The Board of Directors has established limits to changes in NPV and net interest income across a range of hypothetical interest rate changes. If estimated changes to NPV and net interest income are not within these limits, the Board may direct management to adjust its asset/liability mix to bring its interest rate risk within Board limits.

In an effort to reduce its interest rate risk, the Savings Bank has focused on strategies limiting the average maturity of its assets by emphasizing the origination of adjustable-rate mortgage loans. The Savings Bank, from time to time, also invests in long-term fixed-rate mortgages provided it is compensated with an acceptable spread.

Interest rate sensitivity analysis is used to measure the Savings Bank's interest rate risk by calculating the estimated change in the NPV of its cash flows from interest sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a series of sudden and sustained changes in interest rates ranging from 100 to 500 basis points. Management assumes that a 200 basis point movement up or down is considered reasonable and plausible for purposes of managing its interest-rate risk on a day-to-day basis. NPV is the market value of portfolio equity and is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance sheet items. There has been no material change in market risk since December 31, 1999.

 The following table presents the Savings Bank's projected change in NPV for the various rate shocks as of December 31, 1999 and 1998.


                                                      Estimated Increase
                                                       (Decrease) in NPV
       Change in                  Estimated         ----------------------
     Interest Rate                   NPV            Amount         Percent
     -------------                   ---            ------         -------
                                            (Dollars in thousands)
         1999:
300 basis point rise          $    10,005       $   (14,099)        (58)%
200 basis point rise               15,915            (8,189)        (34)
100 basis point rise               20,893            (3,211)        (13)
Base scenario                      24,104                 -           -
100 basis point decline            25,715             1,611           7
200 basis point decline            26,805             2,701          11
300 basis point decline            27,806             3,701          15


The NPV is calculated by the Savings Bank using guidelines established by the OTS related to interest rates, loan prepayment rates, deposit decay rates and market values of certain assets under the various interest rate scenarios. These assumptions should not be relied upon as indicative of actual results due to the inherent shortcomings of the NPV analysis. These shortcomings include (i) the possibility that actual market conditions could vary from the assumptions used in the computation of NPV, (ii) certain assets, including adjustable-rate loans, have features which affect the potential repricing of such instruments, which may vary from the assumptions used, and (iii) the likelihood that as interest rates are changing, the Investment Committee would likely be changing strategies to limit the indicated changes in NPV as part of its management process.

The Savings Bank does not use derivative instruments to control interest rate risk. In addition, interest rate risk is the most significant market risk affecting the Savings Bank. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities and operations.

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


                                        ARGO BANCORP, INC.




Date: May 12, 2000                      /s/ John G. Yedinak
     -------------------                ----------------------------------------
                                        John G. Yedinak, Chairman of the Board,
                                        President, Chief Executive Officer, and
                                        Director