Form 10-Q
period 2000-06-30
ARGO BANCORP INC /DE/
filed 2000-08-14
CIK 883502

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER 0-19829


                               ARGO BANCORP, INC.
                               ------------------
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

                                 (708) 496-6010
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---
The registrant had 2,009,184 shares outstanding as of August 11, 2000.

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                               -----    -----


================================================================================

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                         PAGE NO.
------------------------------                                         --------

Item 1   Financial Statements

         Consolidated Statements of Financial Condition
         as of June 30, 2000, and  December 31, 1999 (unaudited) ........    3

         Consolidated Statements of Income For the Three and Six
         Month Periods ended June 30, 2000, and 1999 (unaudited) ........    4

         Consolidated Statement of Comprehensive Income For
         the Six Months ended June 30, 2000,
         and 1999 (unaudited) ...........................................    5

         Consolidated Statements of Stockholders' Equity
         for the Six Months ended June 30, 2000,
         and 1999 (unaudited) ...........................................    6

         Consolidated Statements of Cash Flows for the
         Six Months ended June 30, 2000 and 1999 (unaudited) ............    7

         Notes to Consolidated Financial Statements .....................    8

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................   14

Item 3   Quantitative and Qualitative Disclosures About Market Risk .....   24

PART II - OTHER INFORMATION

Item 1   Legal Proceedings ..............................................   26

Item 2   Changes in Securities ..........................................   26

Item 3   Default Upon Senior Securities .................................   26

Item 4   Submission of Matters to a Vote
         of Security Holders ............................................   26

Item 5   Other Information ..............................................   26

Item 6   Exhibits and Reports on Form 8-K ...............................   27

Form 10Q Signature Page .................................................   28

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                         June 30,   December 31,
                                                                           2000         1999
                                                                        ---------    ---------
                                                                              (Unaudited)

ASSETS

Cash ................................................................   $  11,928    $   5,603
Interest-earning deposits ...........................................      26,687       32,069
                                                                        ---------    ---------
Total Cash and Cash Equivalents .....................................      38,615       37,672

Stock in Federal Home Loan Bank of Chicago ..........................       2,521        2,303
Trading account securities ..........................................         782          668
Securities available-for-sale .......................................      14,258       14,364
Securities held-to-maturity .........................................      25,738       25,859
Loans receivable, net ...............................................     268,193      268,290
Discounted loans receivable, net ....................................       6,333        9,170
Accrued interest receivable .........................................       3,657        3,392
Foreclosed real estate, net .........................................       2,665        2,280
Premises and equipment, net .........................................       9,384        8,514
Mortgage loan servicing rights, net .................................         489          464
Investment in limited partnership ...................................       4,558        4,494
Investment in GFS preferred stock ...................................       4,000        4,600
Debt issuance costs related to junior subordinated debt, net ........       1,811        1,838
Prepaid expenses and other assets ...................................       8,585        8,856
                                                                        ---------    ---------
Total Assets ........................................................     391,679      392,764

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits ..........................................................   $ 313,403    $ 301,673
  Borrowed money ....................................................      27,824       40,336
  Advance payments by borrowers for taxes and insurance .............       1,186          902
  Accrued interest payable ..........................................         650          966
  Custodial escrow balances for loans serviced ......................       4,869        5,476
  Other liabilities .................................................       5,957        6,039
  Junior subordinated debt ..........................................      17,784       17,784

Stockholders' Equity
  Preferred stock ...................................................           3            3
  Common stock ......................................................          20           20
  Additional  paid-in capital .......................................       8,844        8,829
  Retained earnings - substantially restricted ......................      12,932       12,260
  Employee Stock Ownership Plan loan ................................        (426)        (426)
 Accumulated other comprehensive loss ...............................      (1,127)        (850)
 Unearned stock awards ..............................................        (240)        (248)
                                                                        ---------    ---------
      Total stockholders' equity ....................................      20,006       19,588
                                                                        ---------    ---------
Total Liabilities and Stockholders' Equity ..........................   $ 391,679    $ 392,764
                                                                        =========    =========

See notes to accompanying consolidated unaudited financial statements

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)



                                                                        For the Three Months Ended  For the Six Months Ended
                                                                               06/30/00   06/30/99      06/30/00    06/30/99
                                                                               --------   --------      --------    --------
                                                                                               (Unaudited)
Interest income
   Loans receivable ........................................................   $  5,481   $  4,611      $ 10,979    $  9,263
   Discounted loans receivable .............................................        209         99           505         237
   Securities available-for-sale ...........................................        408        369           774         399
   Securities held-to-maturity .............................................        462        243           936         243
   Interest-earning deposits ...............................................        535        374         1,090         581
                                                                               --------   --------      --------    --------
         Total interest income .............................................      7,095      5,696        14,284      10,723
                                                                               --------   --------      --------    --------
Interest expense:
   Deposits ................................................................      4,305      3,051         8,329       5,673
   Borrowed money ..........................................................        423        329           951         640
   Junior subordinated debt ................................................        479        480           959         941
                                                                               --------   --------      --------    --------
      Total interest expense ...............................................      5,207      3,860        10,239       7,254
                                                                               --------   --------      --------    --------
        Net interest income ................................................      1,888      1,836         4,045       3,469
                                                                               --------   --------      --------    --------
Provision for loan losses ..................................................         60        360           120         545
                                                                               --------   --------      --------    --------
Net interest income after provision
     for loan losses .......................................................      1,828      1,476         3,925       2,924
                                                                               --------   --------      --------    --------

Non-interest income:
   Loan servicing income ...................................................         56        535           102         572
   Mortgage banking ........................................................          5        228            11         729
   Gain (Loss) on sale of loans receivable, discounted loans receivable, securities available for sale, trading account securities
     and foreclosed real estate ............................................        129        (69)          311          82
   Fees and service charges ................................................        337        215           591         365
   Other ...................................................................         84         16            94          34
                                                                               --------   --------      --------    --------
         Total non-interest income .........................................        611        925         1,109       1,782
                                                                               --------   --------      --------    --------

Non-interest expense:
   Compensation and benefits ...............................................        784        896         1,626       1,896
   Occupancy and equipment .................................................        402        322           871         781
   Federal deposit insurance premium .......................................         16         36            32          66
   Amortization of goodwill ................................................       --           22          --            47
   Other general and administrative fees ...................................        728      1,038         1,416       1,952
                                                                               --------   --------      --------    --------
         Total non-interest expense ........................................      1,930      2,314         3,945       4,742
                                                                               --------   --------      --------    --------
Income (loss)  from continuing operations before income taxes ..............        509         87         1,088         (36)
Income tax expense/(benefit) ...............................................         73        (46)          206        (172)
                                                                               --------   --------      --------    --------
         Income from continuing operations .................................        436        133           881         136
                                                                               --------   --------      --------    --------
Discontinued operations:
Income from discontinued operation
             (less applicable income taxes of $83) .........................       --         --            --           135
Gain on sale of discontinued operation
             (less applicable income taxes of  $102, and $721 respectively)        --          198          --         1,399
                                                                               --------   --------      --------    --------
Net income .................................................................   $    436   $    331      $    881    $  1,670
                                                                               ========   ========      ========    ========

Basic earnings per share:
Income from continuing operations ..........................................   $    .22   $    .07      $    .44    $    .07
Income from discontinued operations ........................................       --          .10          --           .77
                                                                               --------   --------      --------    --------
Net income .................................................................   $    .22   $    .17      $    .44    $    .84
                                                                               ========   ========      ========    ========

Diluted earnings per share:
From continuing operations .................................................   $    .20   $    .06      $    .41    $    .06
From discontinued operations ...............................................       --          .09          --           .72
                                                                               --------   --------      --------    --------
Net income .................................................................   $    .20   $    .15      $    .41    $    .78
                                                                               ========   ========      ========    ========

See notes to accompanying consolidated unaudited financial statements

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                  For the Three Months Ended  For the Six Months Ended
                                                                         06/30/00   06/30/99       06/30/00   06/30/99
                                                                         --------   --------       --------   --------
                                                                                           (Unaudited)

Net Income ............................................................   $   436    $   331         $   881    $1,670

Other comprehensive income/(loss):
       Net increase/(decrease) in fair value of securities
         Classified as available for sale, net of tax (expense)/
               benefit of $102, ($60), $170, and $44 respectively .....      (166)        98          (277)       (71)

Less reclassification adjustment for gains included
           in net income net of tax benefits of $5, and $1 respectively      --           (7)         --           (2)
                                                                          -------    -------        -------    -------

Other comprehensive income/(loss) .....................................      (166)        91          (277)       (73)
                                                                          -------    -------        -------    -------

Comprehensive income ..................................................   $   270    $   422        $   604    $ 1,597
                                                                          =======    =======        =======    =======

See notes to accompanying consolidated unaudited financial statements

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                                   Accumulated                 Total
                                                                  Additional                             Other                 Stock
                                              Preferred   Common     paid-in   Retained          Comprehensive     Unearned holders'
                                                  Stock    Stock     Capital   earnings ESOP Loan Income/(Loss Stock Awards   Equity
                                              --------------------------------------------------------------------------------------
Six  months ended  June 30, 1999

Balance at December 31, 1998 ...............  $      3  $     20  $  8,829  $ 10,084   $   --     $   (238)  $   (284)   $ 18,414

Net income .................................      --        --        --       1,670       --         --         --         1,670

Other comprehensive loss, net of tax .......      --        --        --        --         --          (73)      --           (73)

Amortization of purchase price  of MRP stock      --        --        --        --         --         --            4           4

Stock acquired by ESOP .....................      --        --        --        --         (498)      --         --          (498)

Cash dividends .............................      --        --        --        (200)      --         --         --          (200)
                                              --------  --------  --------  --------   --------   --------   --------    --------

Balance at  June 30, 1999 ..................  $      3  $     20  $  8,829  $ 11,554   $   (498)  $   (311)  $   (280)   $ 19,317
                                              ========  ========  ========  ========   ========   ========   ========    ========

-----------------------------------------------------------------------------------------------------------------------------------

Six  months ended  June 30, 2000

Balance at December 31, 1999 ...............  $      3  $     20  $  8,829  $ 12,260   $   (426)  $   (850)  $   (248)   $ 19,588

Net income .................................      --        --        --         881       --         --         --           881

Other comprehensive loss, net of tax .......      --        --        --        --         --         (277)      --          (277)

Amortization of purchase price  of MRP stock      --        --        --        --         --         --            8           8

Stock options exercised ....................      --        --          15      --         --         --         --            15
(498)

Cash dividends .............................      --        --        --        (209)      --         --         --          (209)
                                              --------  --------  --------  --------   --------   --------   --------    --------

Balance at  June  30, 2000 .................  $      3  $     20  $  8,844  $ 12,932   $   (426)  $ (1,127)  $   (240)   $ 20,006
                                              ========  ========  ========  ========   ========   ========   ========    ========
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated unaudited financial statements

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                              Six Months Ended June 30,
                                                                                                      2000         1999
                                                                                                        (Unaudited)
Cash flows from operating activities:
   Net income from continuing operations .....................................................   $     881    $     136
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation ............................................................................         322          789
     Accretion of discounts and deferred loan fees ...........................................        (180)         (82)
     Provision for loan losses ...............................................................         120          545
   (Gain) loss on sale of:
     Securities available for sale ...........................................................         (80)           3
     Trading account securities ..............................................................         (94)        (131)
     Loans receivable ........................................................................        (101)        (330)
     Branch location .........................................................................         (76)        --
     Foreclosed real estate ..................................................................          40          376
   Net change in trading account activity ....................................................        (114)        --
   Loans originated and purchased for sale ...................................................        --        (19,416)
   Proceeds from sale of loans receivable ....................................................      17,876       27,151
   Amortization of goodwill ..................................................................        --             47
   (Increase) decrease in purchased mortgage servicing rights ................................         (89)         155
   Amortization of purchase price of MRP and ESOP stock ......................................           8            4
   (Increase) decrease in accrued interest receivable, prepaid
     expenses, and other assets ..............................................................        (571)       5,712
   Increase (Decrease) in accrued interest payable and other liabilities .....................        (398)       7,519
                                                                                                 ---------    ---------
     Net cash provided by operating activities ...............................................      17,544       22,478
                                                                                                 ---------    ---------
   Cash flows from investing activities:
   Loans originated and purchased for portfolio ..............................................    (201,430)     (90,633)
   Principal repayments on:
    Loans receivable and discounted loans receivable .........................................     186,145       89,177
    Securities-available-for sale ............................................................          75           78
    Securities held to maturity ..............................................................         121         --
   Proceeds from sale of:
     Foreclosed real estate ..................................................................       1,219        2,080
     Securities available for sale ...........................................................         843       11,126
     Premises and equipment ..................................................................         500        5,169
     Mortgage Servicing Rights ...............................................................        --          8,100
     On-Line Financial Services, Inc. ........................................................        --          6,207
   Purchase of:
     Securities available for sale ...........................................................        (874)     (44,497)
     Premises and equipment ..................................................................      (1,692)      (6,398)
     FHLB Stock ..............................................................................        (218)        (890)
     Loan servicing rights ...................................................................        --        (11,136)
                                                                                                 ---------    ---------
          Net cash used in investing activities ..............................................     (15,311)     (31,617)
                                                                                                 ---------    ---------
   Cash flows from financing activities:
     Net increase in deposits ................................................................      11,730       52,135
     Proceeds from borrowed funds ............................................................         588       16,617
     Repayment of borrowed funds .............................................................     (13,100)     (17,626)
     Proceeds from exercise of stock options .................................................          15         --
     Dividends paid ..........................................................................        (200)        (200)
     Net increase in advance payments by borrowers for taxes and insurance ...................         284          139
     Net decrease in custodial escrow balances for loans serviced ............................        (607)        (345)
                                                                                                 ---------    ---------
       Net cash provided by financing activities .............................................      (1,290)      50,720
                                                                                                 ---------    ---------
       Net cash provided by discontinued operations ..........................................        --             20
                                                                                                 ---------    ---------
     Net increase (decrease) in cash and cash equivalents ....................................         943       41,601
   Cash and cash equivalents at beginning of period ..........................................      37,672       10,156
                                                                                                 ---------    ---------
   Cash and cash equivalents at end of period ................................................   $  38,615    $  51,757
                                                                                                 =========    =========
Supplemental disclosure of non-cash investing and financing activities:
    Assumption of liability related to sale of On-Line Financial Services, Inc. ..............        --      $     546
     Preferred stock received related to sale of On-Line Financial Services, Inc. ............        --          4,600
Supplemental disclosures of cash flow information: Cash paid during the period for:
   Interest expense ..........................................................................   $   8,234    $   7,258
   Income taxes ..............................................................................   $     900    $     200
Non-cash investing activity - transfer of loans to foreclosed real estate ....................   $   1,644    $   1,042

See accompanying notes to consolidated unaudited financial statements

                       ARGO BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The June 30, 2000 unaudited consolidated financial statements include the accounts of Argo Bancorp, Inc. ("Argo Bancorp," the "Corporation" or the "Company") and its wholly owned subsidiary, Argo Federal Savings Bank, FSB ("Argo Savings" or "Savings Bank") and Argo Savings' wholly owned subsidiary, Dolton-Riverdale Savings Service Corporation ("Dolton Service"). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Income Statement Data
Revenues ..........................   $4,158
Costs & Expenses ..................    3,940
                                      ------
Operating Income ..................      218
Income Tax Expense ................       83
                                      ------
Income from discontinued operations   $  135
                                      ======

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

On June 29, 1999, the Savings Bank sold its five operating properties located at 7600 West 63rd. Street and 5818 South Archer Road, Summit, Illinois, 8267 South Roberts Road, Bridgeview, Illinois, 2154 West Madison Street, Chicago, Illinois, and 14076 Lincoln Avenue, Dolton, Illinois, to a non-affiliated third party for an aggregate contractual purchase price of $5,850,000 and simultaneously entered into a 14 year, 2-month operating lease for each of the properties with the new purchaser. Under the terms of the lease the Savings Bank will pay an initial monthly rental of $48,000 per month or $576,000 per year which will increase at the rate of 1% each year commencing January 1, 2000. The net proceeds of the sale to the Savings Bank after deducting customary closing cost including title charges, environmental studies, surveys and legal fees was $5,230,662 resulting in a profit of $2,246,862 to the Savings Bank. The profit, under generally accepted accounting principles, will be taken into income by the Savings Bank over the lease term. The Savings Bank recorded into income $40,000 and $80,000 from the deferred gain on the sale of the operating properties in three and six months ended June 30, 2000. As a result of this sale and leaseback transaction the Bank is not the record title holder of any of the properties from which it transacts business.

On June 9, 2000, Argo Federal established an Internet banking division of the Bank, which is marketed as "Umbrellabank.com, a division of Argo Federal Savings Bank, FSB" ("umbrellabank.com"). Umbrellabank.com is accessible via the Internet at http://www.umbrellabank.com and allows consumers to conduct online financial transactions with the Bank, including but not limited to opening account relationships, transferring funds, accessing account information, processing bill payments, and applying for or obtaining loan products, including but not limited to credit cards and residential mortgage secured loans. During the period of June 9, 2000 to June 30, 2000, umbrellabank.com was accessible via the Internet for the purposes of testing outside the beta environment. Active advertisement and solicitation of deposits will be undertaken in July 2000.

Although umbrellabank.com is operated as a division (as opposed to a subsidiary) of the Bank with no separate legal existence apart from the Bank, the operations of umbrellabank.com are maintained on separate books and accounting records. In addition, umbrellabank.com has entered into data processing and other vendor contracts to facilitate its line of business, maintains separate and distinct operational controls in addition to those currently in place at Argo Federal, and has implemented policies and procedures complementary to those currently in place at the Bank to meet the operational and security needs associated with expanding business operations to the Internet.

As of June 30, 2000, deposits attributable to umbrellabank.com totaled $90,000. Costs incurred by umbrellabank.com during the six months ended June 30, 2000 were $1,023,000 for hardware and software, $98,000 for pre-paid expenses, $174,000 for furniture, fixtures and equipment, and $302,000 for leasehold improvements in its new office location all of which have been capitalized. In addition, $40,800 of operating expenses were recorded in the six months ended June 30, 2000 related to the umbrellabank.com division.

NOTE B - STOCK BENEFIT PLANS

The Savings Bank adopted the Argo Federal Savings 401(k) Plan ("Plan") effective October 1, 1988, for the exclusive benefit of eligible employees of the Savings Bank. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least 1,000 hours of service within a twelve (12) consecutive month period and are age twenty-one (21) or older. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 12.0% are made at the Savings Bank's discretion each Plan year. The Savings Bank made contributions of $33,000 and $37,000, to the Plan for the six months ended June 30, 2000, and 1999. The Plan also provides benefits in the event of death, disability, or other termination of employment.

In 1991, Argo Savings formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. Subsequent to March 31, 1999, the ESOP borrowed funds from Argo Bancorp in the amount of $498,000 in order to purchase 49,136 shares at an average price of $10.13 per share. In addition, subsequent to March 31, 1999, the ESOP used available cash in the plan to purchase an additional 2,500 shares. Consolidated stockholders' equity was reduced by the unpaid balance of the ESOP loan at June 30, 2000. Contributions of $28,000 were made to the ESOP to fund principal and interest payments for the six months ended June 30, 2000.

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

The Board of Directors of Argo Bancorp formed a new MRP effective September 1, 1996, which purchased 50,000 shares of Argo Bancorp stock on September 24, 1996 for $115,000. Under this plan, employees in key management positions with Argo Bancorp and all its subsidiaries are eligible for participation. During the year ended December 31, 1997, 6,300 shares were awarded to certain key On-Line employees. The awards vest over a five-year period, the aggregate purchase price of shares awarded was being expensed as a portion of annual compensation, and the remaining cost is reflected as a reduction of stockholders' equity. Due to the sale of On-Line, the shares became fully vested and compensation expense of $36,000 was recognized in 1999. No MRP shares were awarded during the six month periods ended June 30, 2000 and 1999.

STOCK OPTION PLANS

Argo Bancorp's Board of Directors adopted the 1991 Stock Option and Incentive Plan (the 1991 Stock Option Plan), under which up to 429,800 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of incentive stock options to be granted to full-time employees of Argo Bancorp and its subsidiaries from time to time. All 429,800 options were awarded during 1993. The exercise price for the options awarded was equal to or greater than the fair market value of the common stock on the date of grant ($3.84 per share). During the three month periods ended June 30, 2000 options to purchase 4,288 shares were exercised and options to purchase 17,196 shares were forfeited. At June 30, 2000, options to purchase 149,984 shares were outstanding, at an average price of $5.90.

Argo Bancorp's Board of Directors adopted the Non-Qualified Stock Option Plan for Non-Employee Directors (Non-Qualified Stock Option Plan) in 1991, under which up to 429,800 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of nonincentive stock options to be granted to nonemployee directors of the Savings Bank subsidiary from time to time. Options for 4,000 shares were granted in 1997. At December 31, 1997, the Board of Directors approved a resolution to discontinue any further grants under this plan. At June 30, 2000, 252,400 options for shares had been awarded by Argo Bancorp under the Non-Qualified Stock Option Plan. The exercise price for the options awarded was equal to the fair market value of the common stock on the date of grant ($6.02 per share). No options were exercised during the three month periods ended June 30, 2000 and 1999. At June 30, 2000, options to purchase 199,600 shares were outstanding at an average price of $6.02.

Argo Bancorp's Board of Directors adopted the 1998 Incentive Stock Option Plan for Employees in 1998, under which up to 400,000 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of stock options to be granted to employees from time to time. There were no options granted nor were there any forfeited in the three month periods ended June 30, 2000 and 1999. At June 30, 2000, 35,000 options for shares have been awarded by Argo Bancorp under the Plan of which 26,900 options for shares have been forfieted. The exercise price for the options awarded was equal to the fair market value of the common stock on the date of grant. At June 30 2000, options to purchase 9,000 shares were outstanding at an average price of $9.00 per share.

At June 30, 2000, the total options outstanding under all plans were 358,584 at an average price of $6.04.

NOTE C - REGULATORY CAPITAL

Pursuant to the Office of Thrift Supervision ("OTS") regulations, savings institutions must meet three separate minimum capital-to-assets requirements. The following table summarizes, as of June 30, 2000 and at December 31, 1999, Argo Savings' capital requirements under OTS regulations and its actual capital ratios at those dates:

                                REQUIRED         ACTUAL     REQUIRED           ACTUAL        EXCESS
                                 CAPITAL        CAPITAL      CAPITAL          CAPITAL       CAPITAL
JUNE 30, 2000                 PERCENTAGE     PERCENTAGE      BALANCE          BALANCE       BALANCE
-------------                 ----------     ----------      -------          -------       -------
                                                        Dollars in Thousands)
Risk-based.................         8.0%         12.57%      $15,706          $26,238      $ 10,532
Core.......................         4.0           6.52%       15,147           24,675         9,528
Tangible...................         1.5           6.52%        5,680           24,675        18,995

DECEMBER 31, 1999

Risk-based.................         8.0%         10.24%      $18,278          $23,404       $ 5,126
Core.......................         4.0           5.90        14,813           21,853         7,040
Tangible...................         1.5           5.90         5,555           21,853        16,298

NOTE D - EARNINGS PER SHARE

The following table sets forth the components of basic and diluted earnings per share from continuing operations:

                                                               Three Months Ended          Six Months Ended
                                                             06/30/00    06/30/99      06/30/00    06/30/99
                                                             --------------------      --------------------
                                                          (Dollars and shares in thousands, except per share data)

 Net Income from continuing operations (Numerator) .........   $  436      $  133        $  881      $  545

Basic earnings per share
    weighted average common shares outstanding .............    2,009       2,005         2,007       2,005

Effect of stock dilutive stock options outstanding .........      138         130           138         130
                                                               ------      ------        ------      ------

Total weighted average common shares and
equivalents outstanding for diluted computation ............    2,147       2,135         2,145       2,135
                                                               ======      ======        ======      ======

Basic earnings per shares from continuing operations .......   $  .22      $  .07        $  .44      $  .07

Diluted earnings per share from continuing operations ......   $  .20      $  .06        $  .41      $  .06

NOTE E - COMMITMENTS AND CONTINGENCIES

At June 30, 2000, Argo Savings had loan commitments totaling $2.5 million and $9.3 million in unused lines of credit. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to Argo Savings' normal credit policies. Argo Savings also had Community Reinvestment Act ("CRA") investment commitments outstanding of $2.5 million.

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

Information reported internally for performance assessment follows for the six months ended June 30, 2000 and 1999 respectively. The column for other information primarily includes activity between segments which is being eliminated.



                                                                       Discount Mortgage
                                    Total
                                  Banking        Loans      Banking        Other     Segments
                                  -------        -----      -------        -----     --------
                                                      (In Thousands)

2000
----
Net interest income ........   $   4,094    $     505    $    --      $    (554)   $   4,045
Provision for loan losses ..          60           60         --           --            120
Other revenue ..............       1,044          (26)          11           80        1,109
Other expenses .............       3,421          116         --            410        3,947
Income tax expense (benefit)         549         --           --           (343)         206
Segment profit (loss) ......       1,108          303           11         (541)         881
     Segment assets ........     378,696       11,358           48        1,577      391,679

1999
----
Net interest income ........   $   3,232    $     237    $    --      $    --      $   3,469
Provision for loan losses ..         485           60         --           --            545
Other revenue ..............       1,709         (231)         730         (426)       1,782
Other expenses .............       3,672          204          866         --          4,742
Income tax benefit .........        (172)        --           --           --           (172)
Segment profit (loss) ......         956         (258)        (136)        (426)         136
     Segment assets ........     387,850       12,240           60      (37,102)     363,048

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

GENERAL

         The Company was incorporated in Delaware in August 1987, for the purpose of acquiring the Savings Bank. The Company acquired Argo Savings on November 17, 1987, for a capital infusion of $1.1 million. On August 29, 1991, the Board of Directors of Dolton Riverdale Savings and Argo Savings adopted a Plan of Merger Conversion ("Plan"), whereby Dolton agreed to convert from a state-chartered mutual association to a federally-chartered stock association and merge with and into Argo Savings with Argo Savings as the surviving entity. Final regulatory approval was received on May 26, 1992, at which time the merger conversion was completed. The transaction was accounted for under a pooling of interests method. There was no goodwill or other intangible assets recorded as a result of the transaction. The Company retained 50.0% of the net proceeds from the merger conversion and injected the remaining 50.0% into Argo Savings The Company is a unitary savings and loan holding company and is registered as such with the OTS, Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC").

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

On June 24, 2000, the Company incorporated a wholly owned subsidiary, Argo Redemption Corporation, an Illinois corporation ("ARC"). ARC was chartered to effectuate, from time to time, purchase of the Company's outstanding Capital Securities by tender, in the open market or by private agreement. Acquisitions through the over-the-counter dealer market are anticipated to comprise the majority of purchase activity. As of June 30, 2000, ARC had acquired 1,500 shares of Argo Capital Trust Preferred securities at an average price of $8.25.

On September 27, 1999 the Company purchased 16,666 shares of Synergy Plan Ltd. ("Synergy") Class A Common Stock at $15.00 per share and 16,667 of Synergy's Convertible Preferred Stock at $15.00 per share. The Company's total investment was $500,000. The Company also received an option to acquire on or before March 31, 2000 up to 33,333 shares of Synergy Class A Common Stock for a purchase price of $15.00 per share; on March 27, 2000 the Company exercised its option and acquired an additional 33,333 shares of Synergy Class A Common Stock. The Convertible Preferred Stock owned by the Company is convertible into 16,667 shares of Class A Common Stock of Synergy on or before September 30, 2004, subject to Synergy's right to redeem the shares on September 30, 2002, at a redemption price of $25.00 per share. The Convertible Preferred Shares have a stated dividend of $.90 per share, per annum, payable quarterly. During the six months ended June 30, 2000 the Company with OTS and FDIC approval, infused 49,999 shares of Synergy Class A Common Stock and 16,667 shares of Synergy's Convertible Preferred Stock into Dolton Service, thereby increasing the capital of the Savings Bank by $1,000,000.

In December 1999 the Company purchased 100,000 shares of Series B Preferred Stock of Creditland Inc. ("Creditland") at a purchase price of $2.50 a share for an aggregate purchase price of $250,000. Creditland is a mortgage banking company and aggregator and marketer of various loan and credit products including but not limited to credit cards, first residential mortgages and second mortgages. The Bank has entered into agreements with Creditland to market credit card products through the Bank and the Bank will also utilize Creditland services through its Margo subsidiary as a source of residential first mortgage loans and home equity mortgage loans. The Company with OTS and FDIC approval, infused the 100,000 shares of the Series B Preferred Stock in Creditland into Dolton Service on March 31, 2000, thereby increasing the capital of the Savings Bank by an additional $250,000.

Unlike many savings and loan holding companies, the Company is an active holding company with only a portion of its future anticipated operating income dependent upon the earnings of Argo Savings. As an operating company, Argo Bancorp has assets, liabilities and income that are unrelated to the operations of Argo Savings. Argo Bancorp's assets at June 30, 2000, on an unconsolidated basis consisted of its investment in Argo Savings of $23.3 million, its investment in the majority owned Empire/Argo Mortgage LLC of $658,000, securities available for sale of $11.5 million, GFS Holdings Preferred Stock of $4.0 million, cash and other interest-earning deposits of $194,000, and other assets of $3.8 million which include $1.4 million of deferred tax benefits, $1.8 million of debt issuance costs associated with the Junior Subordinated Debentures, and $324,000 of cash surrender value on executive life insurance policies. Argo Bancorp also had outstanding borrowings on an unconsolidated basis in the amount of $6.0 million at June 30, 2000, incurred in connection with capital infusions to its subsidiaries. Argo Bancorp is a Federal Housing Authority ("FHA") approved originator and servicer, a licensed Illinois mortgage banker and an approved Federal National Mortgage Association ("FNMA") servicer.

During the six months ended June 30, 2000 the Savings Bank through its wholly owned subsidiary, Dolton Service, purchased 2,500 shares or 23.7% of the issued and outstanding stock of Commercial Loan Corporation ("CLC") at a purchase price of $125,000. CLC, which is owned by Chicagoland financial institutions, through its management processes, underwrites, documents and services commercial loans for financial institution investors and such loans. The services performed by CLC include monitoring post closing performance of the loan, preparation of the loan summaries, ongoing analysis of the performance of the loan and the borrower including review of financial and operating statements of the borrower and collection and remittance of all loan payments. CLC entered into a master loans participation agreement with each of it's shareholders or their affiliates, whereunder the same would purchase participations in pools offered by CLC. At June 30, 2000, CLC originated 49 loans aggregating $13.5 million, which were funded through 7 pools. The rates paid on the pools to the investors including the Bank ranged from 7.50% to 9.25% and consisted of both fixed and variable rates. As of June 30, 2000 the Bank had purchased interest in four pools aggregating $2.9 million.

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



LIQUIDITY AND CAPITAL RESOURCES

Argo Savings' primary sources of funds are deposits, proceeds from principal and interest payments on the loan and securities available-for-sale portfolios, custodial deposit accounts related to loans serviced for others, and the sale of discounted loans receivable and newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $38.6 million at June 30, 2000.

The primary investment activity of Argo Savings is the origination and purchase of mortgage loans. During the six months ended June 30, 2000, and 1999, Argo Savings originated and purchased loans receivable and discounted loans receivable in the principal amounts of $201.4 million and $110.0 million, respectively. During the six months ended June 30, 2000, and 1999, these investing activities were primarily funded by principal repayments on loans receivable and discounted loans receivable and securities available-for-sale of $186.4 million and $89.3 million, respectively, and the proceeds from the sale of loans receivable and discounted loans receivable, securities available for sale and foreclosed real estate of $17.9 million and $40.4 million, respectively. During the six months ended June 30, 2000, additional funding was provided by the increase in deposits of $11.7 million, which was offset by a $12.5 million decrease in borrowings. During the six months ended June 30, 1999, additional funding was provided by the increase in deposits of $52.1 million, partially offset by a $1.0 million decrease in borrowings.

Argo Savings is required to maintain minimum levels of liquid assets as defined by OTS regulation. At June 30, 2000, Argo Savings liquid assets represented 10.77% of its liquidity base as compared to the required level of 5.0%. The level of liquidity maintained is believed by management to be adequate to meet the requirements of normal operations, potential deposit outflows, and the current loan demand.

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

At June 30, 2000, Argo Savings' capital exceeded all of the capital requirements of the OTS on a current and fully phased-in basis. The Savings Bank's tangible, core and risk-based capital ratios were 6.52%, 6.52%, and 12.57%, respectively.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0% multiplied by the estimated economic value of the institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12.0% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At June 30, 2000, the Savings Bank met each of its capital requirements, and it is anticipated that Argo Savings will not be subject to the interest rate risk component.

CHANGES IN FINANCIAL CONDITION

Total assets declined by $1.1 million to $391.7 million at June 30, 2000, from $392.8 million at December 31, 1999.

Cash increased $6.3 million to $11.9 million at June 30, 2000, primarily due to increased items-in- transit balances related to the Savings bank's deposit to the Federal Reserve as compared to December 31, 1999.

Interest-earning deposits declined by $5.4 million to $26.7 million from $32.1 million at December 31, 1999. Included as a interest earning deposit was $22.1 million of cash in the Savings Bank's 600 plus unit ATM network which earn a return based on 200 basis points over the FHLB overnight rate.

Loans receivable and discounted loans receivable declined $2.9 million to $274.5 million at June 30, 2000 from $277.5 million at December 31, 1999, as a result of loan originations and purchases totaling $201.4 million offset by sales of loans of $17.9 million, principal repayments totaling $184.8 million, and transfers of loans to foreclosed real estate of $1.6 million.

Premises and equipment increased by $870,000 to $9.4 million from $8.5 million at December 31, 1999. Included in the increase are $1.6 million of equipment and leasehold improvements related to the Savings Bank's Internet division Umbrella Bank.com.

Deposits increased $11.7 million to $313.4 million at June 30, 2000, from $301.7 million at December 31, 1999. The deposit gains include an increase of $4.9 million in certificate of deposits, $5.1 million in business checking accounts and $1.1 million in passbook savings accounts.

Borrowings decreased $12.5 million to $27.8 million at June 30, 2000 from $40.3 million at December 31, 1999. The decrease was due in part to Management's decision to repay a $5.0 million Federal Home Loan Bank advance which came due in February. Short term borrowings declined by $7.5 million due to the additional liquidity provided by increased deposit flows .

Stockholders' equity increased $417,000 to $20.0 million at June 30, 2000, from $19.6 million at December 31, 1999. The increase was primarily the result of net income of $881,000 partially offset by cash dividends of $200,000 and additional unrealized net losses in the available-for-sale investment portfolio of $277,000.

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

At December 31, 1998, the independent valuation showed an appraised value lower than the current book value. The general partner recorded a valuation allowance. Argo Savings' proportionate share of the writedown was $1.4 which Argo Savings recorded based upon information received from DMI. During 1999, a portion of Argo's investment was converted to subordinated debentures which yield interest at 30%. In addition, the value of the servicing revenue remained stable and the Bank did not record any additional write-down for the three months ended June 30, 2000.

In addition to its investment in the limited partnerships, at June 30, 2000, the Savings Bank had a

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

At June 30, 2000, Argo Savings had forty-four (44) properties, totaling $2.4 million classified as foreclosed real estate, as compared to fifty-eight (58) properties totaling $2.3 million at December 31, 1999. The underlying properties on June 30, 2000, consisted primarily of single family residences. The foreclosed real estate has been written down to estimated fair value at June 30, 2000. The total amount of loans receivable ninety (90) days or more past due at June 30, 2000, was $4.1 million or 1.53% of total loans receivable compared to $6.0 million or 2.25% of total loans on December 31, 1999. Loans ninety (90) days or more past due are primarily secured by one-to-four family residences. Total non-performing assets at June 30, 2000, totaled $6.5 million or 1.66% of total assets compared to $8.3 million or 2.11% of total assets at December 31, 1999. Excluded from these totals are $1.5 million of discounted loans ninety
(90) days or more past due at June 30, 2000, and $1.7 million at December 31, 1999. Discounted loans that are often purchased with the intent to foreclose and sell the underlying property are excluded from non-performing loans.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000, AND 1999.

GENERAL

Net income for the three months ended June 30, 2000 was $436,000 or $.22 per diluted share compared to net income from continuing operations of $133,000 or $.07 per diluted share for the same period last year. Total net income for the three months ended June 30, 1999 was $331,000 or $.17 per diluted share. Included in net income for the year ago period was an additional after tax profit of $198,000 on the sale of the On-Line subsidiary. Net income for the six month period ended June 30, 2000 was $881,000 or $.44 per diluted share compared to net income from continuing operations of $136,000 or $.07 per diluted share for the same period last year. Total net income for the six month period ended June 30, 1999 was $1.7 million or $.84 per diluted share. Included in net income for the year ago period was the $1.4 million after tax gain on the On-Line subsidiary as well as $135,000 of net income from the discontinued operation.

INTEREST INCOME

Interest income for the three months ended June 30, 2000, totaled $7.1 million, as compared to $5.7 million for the comparable 1999 period. The increase of $1.4 million was the result of a $59.7 million increase in average interest-earning assets and a 26 basis point increase in the yield on earning assets to 8.09%. For the six months ended June 30, 2000 interest income totaled $14.3 million, an increase of $3.6 million from the $10.7 million recorded for the same period last year. The increase was the result of a $79.5 million increase in average interest earning assets and a 25 basis increase in the yield on earning assets to 8.11%.

INTEREST EXPENSES

Interest expense for the three months ended June 30, 2000, totaled $5.2 million as compared to $3.9 million for the comparable 1999 period. The $1.3 million increase was primarily the result of a 77 basis point increase in the cost of interest bearing liabilities to 5.85% and a $50.8 million increase in average interest bearing liabilities when compared to the same period last year. For the six months ended June 30, 2000 interest expense totaled $10.2 million an increase of $3.0 million from the $7.3 million recorded for the same period last year. The increase was primarily the result of a 79 basis point increase in the cost of interest-bearing liabilities to 5.73% and a $64.0 million increase in average interest bearing liabilities when compared to the same period last year.

NET INTEREST INCOME

Net interest income totaled $1.9 million for the three months ended June 30, 2000, an increase of $52,000 from the amount recorded in the comparable 1999 period. The increase in net interest income for the three months ended June 30, 2000, resulted from the $59.7 million increase in average interest-earning assets which was partially offset by the $50.8 million increase in average interest-bearing liabilities and a 51 basis point decrease in the effective net spread to 2.24% from 2.75% for the comparable 1999 period. Net interest income for the six months ended June 30, 2000 increased by

$576,000 to $4.0 million from $3.5 million for the same period last year. The increase was the result of the $79.5 million increase in average interest earning assets partially offset by the increase of $64.0 million in average interest bearing liabilities and a 53 basis point decline in the effective net spread to 2.38% from 2.91% for the comparable 1999 period.

PROVISION FOR LOAN LOSSES

Provision for loan losses decreased to $60,000 for the three months ended June 30, 2000 from $360,000 for the same period last year. The allowance for loan losses totaled $1.6 million at June 30, 2000 or .57% of total loans and discounted loans outstanding. For the six months ended June 30, 2000 provision for losses totaled $120,000 as compared to $545,000 for the same period last year. Management believes that loan loss provisions are adequate and will continue to monitor the mortgage portfolio and substandard assets for loss exposure.

NON-INTEREST INCOME

Non-interest income declined to $611,000 for the three months ended June 30, 2000 from $925,000 for the same period last year. The decline in non-interest income was in part the result of a $479,000 decrease in servicing income. The year ago period included servicing revenue totaling $527,000 from a $11.1 million investment in PMSR's of which $8.2 million had been sold by June 30, 1999. The remaining $2.9 million was sold in July of 1999. The decline in non-interest income was also the result of a $223,000 decline in mortgage banking income. The decline in mortgage banking income resulted from an agreement with E-Conduit, whereby E-Conduit assumed the day-to-day operations related to the mortgage banking operation. As a result of this agreement E-Conduit retains the mortgage banking revenue and the expenses related to the mortgage banking operation. The Savings Bank receives a license fee of six basis points which totaled $5,000 for the three months ended June 30, 2000. Customer service fees including ATM fees increased by $122,000 to $337,000 for the three months ended June 30, 2000 from $215,000 for the same period last year. Gain on the sale of assets increased by $198,000 to $129,000 for the three months ended June 30, 2000 from an aggregate loss of 69,000 for the same period last year. The sale of real estate owned resulted in net gains of $45,000 for the three months ended June 30, 2000 compared to a net loss of $129,000 for the same period last year.

For the six months ended June 30, 1999 non-interest income declined to $1.1 million as compared to $1.8 million for the same period last year. The decrease was the result of a $728,000 decline in mortgage banking revenue and a $460,000 decline in servicing income partially offset by a $229,000 increase in the gains on the sale of assets and a $226,000 increase in customer service fee income.

NON-INTEREST EXPENSE

Non-interest expense declined by $391,000 to $1.9 million for the three months ended June 30, 2000 from $2.3 million for the same period last year. The decrease in operating expenses was primarily the result of a $320,000 reduction in operating expenses related to the E-Conduit agreement. For the six months ended June 30, 2000 non-interest expense declined by $800,000 to $3.9 million as compared to $4.7 million for the same period last year. The operating expenses related to E-Conduit totaled $865,000 for the six months ended June 30, 1999.

INCOME TAX EXPENSE

The provision for income tax expense totaled $73,000 for the three months ended June 30, 2000 compared to a tax benefit of $46,000 for the same period last year. The provision was based on a 34.0% tax calculated on pre-tax income of $510,000 less the utilization of $100,000 of low income housing credits. The provision for income tax totaled $206,000 for the six months ended June 30, 2000 compared to a tax benefit of $172,000 for the same period last year. The provision was based on a 34.0% tax calculated on pre-tax income of $1.1 million less the utilization of $163,000 of low income housing credits.

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

Interest rate sensitivity analysis is used to measure the Savings Bank's interest rate risk by calculating the estimated change in the NPV of its cash flows from interest sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a series of sudden and sustained changes in interest rates ranging from 100 to 500 basis points. Management assumes that a 200 basis point movement up or down is considered reasonable and plausible for purposes of managing its interest-rate risk on a day-to-day basis. NPV is the market value of portfolio equity and is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance sheet items. There has been no material change in market risk since December 31, 1999. The following table presents the Savings Bank's projected change in NPV for the various rate shocks as of March 31, 2000 which is the most current informational available.

                                        Estimated Increase
                                         (Decrease) in NPV
       Change in          Estimated      -----------------
     Interest Rate           NPV       Amount      Percent
     -------------           ---       ------      -------
                               (Dollars in thousands)
         2000:
300 basis point rise ..   $ 18,685   $(11,312)    (38)%
200 basis point rise ..     22,821     (7,175)    (24)
100 basis point rise ..     26,620     (3,376)    (11)
Base scenario .........     29,997       --      --
100 basis point decline     32,877      2,881      10
200 basis point decline     35,100      5,111      17
300 basis point decline     37,508      7,511      25

The Savings Bank is more sensitive to a sudden rise in interest rates at March 31, 2000 as compared to March 31, 1999. However, a decline in interest rates would be beneficial to the Savings Bank at March 31, 2000 compared to March 31, 1999, where a decline in rates produces lower results.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held May 2, 2000, with the following resolutions ratified and approved in all respects:

I. Election of Director: The election of Arthur Byrnes for a three (3) year term

     For: 1,967,479 votes 98.1% Withheld: 4,773 votes 0.02% Broker Non-votes: 0 votes 0.0%

     Election of Director: The election of Frances Pitts for a three (3) year term

     For: 1,970,922 votes 98.3% Withheld: 10,330 votes 0.05% Broker Non-votes: 0 votes 0.0%

     In addition, the following directors continue in office:

     John G. Yedinak, Chairman of the Board President and Chief Executive Officer, Argo Bancorp, Inc.

     Sergio Martinucci, Director Senior Vice President of Coldwell Banker-Residential Brokerage

     Donald G. Wittmer President and owner of Wittmer Financial Services, Ltd.

II.  Ratification of Appointment of Crowe, Chizek and Company LLP as Independent
     Auditors:

     For: 1,976,275 votes 98.6% Against: 4,977 votes 0.02% Withheld: 0 votes 0.00% Broker non-votes: 0 votes

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


                               ARGO BANCORP, INC.




Date: August 11, 2000          /S/ John G. Yedinak
     --------------------      ---------------------------------------
                               John G. Yedinak, Chairman of the Board,
                               President, Chief Executive Officer, and
                               Director