Form 10-Q
period 2000-09-30
ARGO BANCORP INC /DE/
filed 2000-11-14
CIK 883502

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

The registrant had 2,009,184 shares outstanding as of November 13, 2000.

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


PART I - FINANCIAL INFORMATION                                                           PAGE NO.
                                                                                         --------
Item 1      Financial Statements

            Consolidated Statements of Financial Condition
            as of September 30, 2000, and  December 31, 1999 (unaudited)..........          3

            Consolidated Statements of Income For the Three and Nine
            Months ended September 30, 2000, and 1999 (unaudited).................          4

            Consolidated Statements of Comprehensive Income For
            the Three and Nine Months ended September 30, 2000,
            and 1999 (unaudited)..................................................          5

            Consolidated Statements of Stockholders' Equity
            for the Nine Months ended September 30, 2000,
            and 1999 (unaudited) .................................................          6

            Consolidated Statements of Cash Flows for the
            Nine Months ended September 30, 2000 and 1999 (unaudited) ............          7

            Notes to Consolidated Financial Statements ...........................          9

Item 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................................         15

Item 7A     Quantitative and Qualitative Disclosures About Market Risk............         25

PART II - OTHER INFORMATION

Item 1      Legal Proceedings ....................................................         27

Item 2      Changes in Securities ................................................         27

Item 3      Default Upon Senior Securities .......................................         27

Item 4      Submission of Matters to a Vote
              of Security Holders ................................................         27

Item 5      Other Information ....................................................         27

Item 6      Exhibits and Reports on Form 8-K .....................................         28

Form 10Q    Signature Page .......................................................         28


                       ARGO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                             September 30, December 31,
ASSETS                                                            2000         1999
                                                             ------------- ------------
                                                                      (Unaudited)
Cash .......................................................   $  14,269    $   5,603
Interest-earning deposits ..................................      46,770       32,069
                                                               ---------    ---------
Total Cash and Cash Equivalents ............................      61,039       37,672

Stock in Federal Home Loan Bank of Chicago .................       2,521        2,303
Trading account securities .................................         628          668
Securities available-for-sale ..............................      13,702       14,364
Securities held-to-maturity ................................      26,303       25,859
Loans receivable, net ......................................     275,659      268,290
Discounted loans receivable, net ...........................       5,021        9,170
Accrued interest receivable ................................       4,803        3,392
Foreclosed real estate, net ................................       2,624        2,280
Premises and equipment, net ................................       8.964        8,514
Mortgage loan servicing rights, net ........................         544          464
Investment in limited partnership ..........................       4,614        4,494
Investment in GFS preferred stock ..........................       4,000        4,600
Debt issuance costs related to junior subordinated debt, net       1,790        1,838
Prepaid expenses and other assets ..........................      16,615        8,856
                                                               ---------    ---------
Total Assets ...............................................     428,827      392,764
                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits .................................................   $ 348,726    $ 301,673
  Borrowed money ...........................................      27,142       40,336
  Advance payments by borrowers for taxes and insurance ....       1,191          902
  Accrued interest payable .................................         650          966
  Custodial escrow balances for loans serviced .............       5,772        5,476
  Other liabilities ........................................       7,283        6,039
  Junior subordinated debt .................................      17,784       17,784

Stockholders' Equity
  Preferred stock ..........................................           3            3
  Common stock .............................................          20           20
  Additional  paid-in capital ..............................       8,844        8,829
  Retained earnings - substantially restricted .............      12,920       12,260
  Employee Stock Ownership Plan loan .......................        (426)        (426)
 Accumulated other comprehensive loss ......................        (838)        (850)
 Unearned stock awards .....................................        (244)        (248)
                                                               ---------    ---------
      Total stockholders' equity ...........................      20,279       19,588
                                                               ---------    ---------
Total Liabilities and Stockholders' Equity .................   $ 428,827    $ 392,764
                                                               =========    =========


See accompanying notes to consolidated unaudited financial statements

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                                     For the Three Months Ended     For the Nine Months Ended
                                                                           09/30/00    09/30/99       09/30/00       09/30/99
                                                                           --------    --------       --------       --------
                                                                                               (Unaudited)
Interest income
   Loans receivable ....................................................   $  5,681    $  4,703       $ 16,877       $ 13,652
   Discounted loans receivable .........................................        150         333            438            885
   Securities available-for-sale .......................................        374         388          1,148            787
   Securities held-to-maturity .........................................        466         391          1,402            634
   Interest-earning deposits ...........................................        638         613          1,727          1,193
                                                                           --------    --------       --------       --------
         Total interest income .........................................      7,309       6,428         21,592         17,151
                                                                           --------    --------       --------       --------
Interest expense:
   Deposits ............................................................      4,719       3,414         13,048          9,087
   Borrowed money ......................................................        440         379          1,391          1,020
   Junior subordinated debt ............................................        474         485          1,434          1,425
                                                                           --------    --------       --------       --------
      Total interest expense ...........................................      5,633       4,278         15,873         11,532
                                                                           --------    --------       --------       --------
        Net interest income ............................................      1,676       2,150          5,719          5,619
                                                                           --------    --------       --------       --------
Provision for loan losses ..............................................         65          60            185            605
                                                                           --------    --------       --------       --------
Net interest income after provision
     for loan losses ...................................................      1,611       2,090          5,534          5,014
                                                                           --------    --------       --------       --------

Non-interest income:
   Loan servicing income ...............................................        111          45            213            618
   Mortgage banking ....................................................          7          23             18            753
   Gain (Loss) on sale of loans receivable, discounted loans receivable, securities available for sale, trading account securities
     and foreclosed real estate ........................................        115          10            427             92
   Fees and service charges ............................................        385         183            976            548
   Other ...............................................................         20          12            113             46
                                                                           --------    --------       --------       --------
         Total non-interest income .....................................        638         274          1,747          2,056
                                                                           --------    --------       --------       --------

Non-interest expense:
   Compensation and benefits ...........................................        938         758          2,564          2,654
   Occupancy and equipment .............................................        632         386          1,503          1,167
   Federal deposit insurance premium ...................................         16          36             48            103
   Amortization of goodwill ............................................       --          --             --               47
   Other general and administrative fees ...............................        814         763          2,230          2,714
                                                                           --------    --------       --------       --------
         Total non-interest expense ....................................      2,400       1,943          6,345          6,685
                                                                           --------    --------       --------       --------
Income (loss)  from continuing operations before income taxes ..........       (151)        421            936            385
Income tax expense/(benefit) ...........................................       (240)         85            (34)           (87)
                                                                           --------    --------       --------       --------
         Income from continuing operations .............................         89         336            970            472
                                                                           --------    --------       --------       --------
Discontinued operations:
Income from discontinued operation
             (less applicable income taxes of $83) .....................       --          --             --              135
Gain on sale of discontinued operation
              (less applicable income taxes of  $721) ..................       --          --             --            1,399
                                                                           --------    --------       --------       --------
Net income .............................................................   $     89    $    336       $    970       $  2,006
                                                                           --------    --------       --------       --------

Basic earnings per share:
Income from continuing operations ......................................   $    .04    $    .17       $    .48       $    .23
Income from discontinued operations ....................................       --          --         --                  .77
                                                                           --------    --------       --------       --------
Net income .............................................................   $    .04    $    .17       $    .48       $   1.00
                                                                           ========    ========       ========       ========

Diluted earnings per share:
From continuing operations .............................................   $    .04    $    .15       $    .45       $    .22
From discontinued operations ...........................................       --          --             --              .72
                                                                           --------    --------       --------       --------
Net income .............................................................   $    .04    $    .15       $    .45       $    .94
                                                                           ========    ========       ========       ========


See accompanying notes to consolidated unaudited financial statements

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                     For the Three Months Ended     For the Nine Months Ended
                                                                           09/30/00    09/30/99       09/30/00       09/30/99
                                                                           --------    --------       --------       --------
                                                                                               (Unaudited)
Net Income.............................................................    $     89    $    336       $    970       $  2,006

Other comprehensive income/(loss):
       Net increase/(decrease) in fair value of securities
         Classified as available for sale, net of tax (expense)/
               benefit of $(177), $143, $(38), and $187 respectively...         289        (234)            62            305)

Less reclassification adjustment for gains included
           in net income net of tax (expense)/benefits of $(30) and
           $1 respectively.............................................        ---         ---              50             (2)
                                                                           --------        -----      --------       --------

Other comprehensive income/(loss) .....................................         289        (234)            12           (307)
                                                                           --------        -----      --------       --------

Comprehensive income...................................................    $    378    $    102       $    982       $  1,699
                                                                           ========    ========       ========       ========


See accompanying notes to consolidated unaudited financial statements

                       ARGO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Additional
                                              Preferred     Common    paid-in    Retained
                                                  Stock      Stock    Capital    earnings
                                            ---------------------------------------------
Nine  months ended  September 30, 1999

Balance at December 31, 1998 ...............   $      3   $     20   $  8,829   $ 10,084

Net income .................................       --         --         --        2,006

Other Comprehensive Loss, net of tax .......       --         --         --         --

Amortization of purchase price  of MRP stock       --         --         --         --


Stock acquired by ESOP .....................       --         --         --         --


Cash dividends .............................       --         --         --         (300)
                                               --------   --------   --------   --------

Balance at  September  30, 1999 ............   $      3   $     20   $  8,829   $ 11,790
                                               ========   ========   ========   ========

Nine  months ended  September 30, 2000

Balance at December 31, 1999 ...............   $      3   $     20   $  8,829   $ 12,260

Net income .................................       --         --         --          970

Other Comprehensive Income, net of tax .....       --         --         --         --

Amortization of purchase price  of MRP stock       --         --         --         --


Stock options exercised ....................       --         --           15       --


Cash dividends .............................       --         --         --         (310)
                                               --------   --------   --------   --------

Balance at September  30, 2000 .............   $      3   $     20   $  8,844   $ 12,920
                                               ========   ========   ========   ========


                                                       Accumulated
                                                             Other
                                                     Comprehensive                      Total
                                                           Income/      Unearned Stockholders'
                                             ESOP  Loan      (Loss) Stock Awards       Equity
                                             -------------------------------------------------
Nine  months ended  September 30, 1999

Balance at December 31, 1998 ...............       --     $   (258)     $   (284)    $ 18,414

Net income .................................       --          --          --           2,006

Other Comprehensive Loss, net of tax .......       --         (307)        --            (307)

Amortization of purchase price  of MRP stock   $     22        --             37           59


Stock acquired by ESOP .....................       (498)       --           --           (498)


Cash dividends .............................       --          --           --           (300)
                                               --------    --------     --------     --------

Balance at  September  30, 1999 ............   $   (476)   $  (545)     $   (247)    $ 19,374
                                               ========    ========     ========     ========

Nine  months ended  September 30, 2000

Balance at December 31, 1999 ...............   $   (426)   $   (850)   $    (248)   $ 19,588

Net income .................................       --          --           --           970

Other Comprehensive Income, net of tax .....       --            12         --            12

Amortization of purchase price  of MRP stock       --          --              4           4



Stock options exercised ....................       --          --           --            15


Cash dividends .............................       --          --           --          (310)
                                               --------    --------     --------    --------

Balance at September  30, 2000 .............   $   (426)   $   (838)    $   (244)   $ 20,279
                                               ========    ========     ========    ========


-----------------------------------------------------------------------------------------------

See accompanying notes to consolidated unaudited financial statements


                       ARGO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                       Nine Months
                                                                                                  Ended September 30,
                                                                                                    2000         1999
                                                                                                 ---------    ---------
                                                                                                       (Unaudited)
Cash flows from operating activities:
   Net income from continuing operations .....................................................   $     970    $     472
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation ............................................................................         473        1,120
     Accretion of discounts and deferred loan fees ...........................................        (198)        (119)
     Provision for loan losses ...............................................................         185          605
   (Gain) loss on sale of:
     Securities available for sale ...........................................................         (80)           3
     Trading account securities ..............................................................        (146)        (155)
     Loans receivable ........................................................................        (101)        (382)
     Branch location .........................................................................        (117)         (40)
     Foreclosed real estate ..................................................................          18          431
     Other ...................................................................................                      (23)
   Net change in trading account activity ....................................................          40         --
   Loans originated and purchased for sale ...................................................        --       (101,484)
   Proceeds from sale of loans receivable ....................................................      17,876       80,996
   Amortization of goodwill ..................................................................        --            260
   (Increase) decrease in purchased mortgage servicing rights ................................        (200)         155
   Amortization of purchase price of MRP and ESOP stock ......................................           4           59
   (Increase) decrease in accrued interest receivable, prepaid
     expenses, and other assets ..............................................................      (9,170)       4,359
   Increase in accrued interest payable and other liabilities ................................       3,072        4,039
                                                                                                 ---------    ---------
     Net cash provided (used) in by operating activities .....................................      12,626       (9,702)
                                                                                                 ---------    ---------
   Cash flows from investing activities:
   Loans originated and purchased for portfolio ..............................................    (315,875)    (158,344)
   Principal repayments on:
    Loans receivable and discounted loans receivable .........................................     292,297      161,617
    Securities-available-for sale ............................................................        --            164
    Securities held to maturity ..............................................................         181         --
   Proceeds from sale of:
     Foreclosed real estate ..................................................................       1,759        2,740
     Securities available for sale ...........................................................         843       12,330
     Premises and equipment ..................................................................         500        5,169
     Mortgage Servicing Rights ...............................................................        --         11,100
     On-Line Financial Services, Inc. ........................................................        --          6,207
   Purchase of:
     Securities available for sale ...........................................................        (880)     (47,943)
     Premises and equipment ..................................................................      (1,423)      (6,839)
     FHLB Stock ..............................................................................        (218)        (392)
     Net cash (paid) in purchase of subsidiary ...............................................                     (498)
     Loan servicing rights ...................................................................        --        (11,157)
                                                                                                 ---------    ---------
          Net cash used in investing activities ..............................................     (22,816)     (25,846)
                                                                                                 ---------    ---------
   Cash flows from financing activities:
     Net increase in deposits ................................................................      47,053       59,850
     Proceeds from borrowed funds ............................................................       2,690       71,834
     Repayment of borrowed funds .............................................................     (15,884)     (70,063)
     Proceeds from exercise of stock options .................................................          15         --
     Dividends paid ..........................................................................        (310)        (300)
     Net increase in advance payments by borrowers for taxes and insurance ...................         289          345
     Net (Increase)decrease in custodial escrow balances for loans serviced ..................        (296)          80
                                                                                                 ---------    ---------
       Net cash provided by financing activities .............................................      33,557       61,746
                                                                                                 ---------    ---------
     Net increase in cash and cash equivalents ...............................................      23,367       26,199
   Cash and cash equivalents at beginning of period ..........................................      37,672       10,156
                                                                                                 ---------    ---------
   Cash and cash equivalents at end of period ................................................   $  61,039    $  36,355
                                                                                                 =========    =========
Supplemental disclosure of non-cash investing and financing activities:
    Assumption of liability related to sale of On-Line Financial Services, Inc. ..............        --      $     546
     Preferred stock received related to sale of On-Line Financial Services, Inc. ............        --          4,600
Supplemental disclosures of cash flow information: Cash paid during the period for:
   Interest expense ..........................................................................   $  16,189    $  11,243
   Income taxes ..............................................................................   $     900    $     243
Non-cash investing activity - transfer of loans to foreclosed real estate ....................   $   2,103    $   1,584

See accompanying notes to consolidated unaudited financial statements.

                       ARGO BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The September 30, 2000 unaudited consolidated financial statements include the accounts of Argo Bancorp, Inc. ("Argo Bancorp," the "Corporation" or the "Company") and its wholly owned subsidiary, Argo Federal Savings Bank, FSB ("Argo Savings" or "Savings Bank") and Argo Savings' wholly owned subsidiary, Dolton-Riverdale Savings Service Corporation ("Dolton Service"). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Income Statement Data
Revenues.............................................    $ 4,158
Costs & Expenses.....................................      3,940
                                                         -------
Operating Income                                             218
Income Tax Expense...................................         83
                                                         -------
Income from discontinued operations                      $   135
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

On June 29, 1999, the Savings Bank sold its five operating properties located at 7600 West 63rd Street and 5818 South Archer Road, Summit, Illinois, 8267 South Roberts Road, Bridgeview, Illinois, 2154 West Madison Street, Chicago, Illinois, and 14076 Lincoln Avenue, Dolton, Illinois, to a non-affiliated third party for an aggregate contractual purchase price of $5,850,000 and simultaneously entered into a 14 year, 2-month operating lease for each of the properties with the new purchaser. Under the terms of the lease the Savings Bank will pay an initial monthly rental of $48,000 per month or $576,000 per year which will increase at the rate of 1% each year commencing January 1, 2000. The net proceeds of the sale to the Savings Bank after deducting customary closing cost including title charges, environmental studies, surveys and legal fees was $5,230,662 resulting in a profit of $2,246,862 to the Savings Bank. The profit, under generally accepted accounting principles, will be taken into income by the Savings Bank over the lease term. The Savings Bank recorded into income $40,000 and $120,000 from the deferred gain on the sale of the operating properties in the three and nine months ended September 30, 2000. As a result of this sale and leaseback transaction the Bank is not the record title holder of any of the properties from which it transacts business.

On June 9, 2000, Argo Federal established an Internet banking division of the Bank, which is marketed as "Umbrellabank.com, a division of Argo Federal Savings Bank, FSB" ("umbrellabank.com"). Umbrellabank.com is accessible via the Internet at http://www.umbrellabank.com and allows consumers to conduct online financial transactions with the Bank, including but not limited to opening account relationships, transferring funds, accessing account information, processing bill payments, and applying for or obtaining loan products, including but not limited to credit cards and residential mortgage secured loans. During the period of June 9, 2000 to June 30, 2000, umbrellabank.com was accessible via the Internet for the purposes of testing outside the beta environment. Active advertisement and solicitation of deposits began during the three months ended September 30, 2000.

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

As of September 30, 2000, deposits attributable to umbrellabank.com totaled $27.1 million. Costs incurred by umbrellabank.com during the nine months ended September 30, 2000 were $1,519,000 for hardware and software, $132,000 for pre-paid expenses, $177,000 for furniture, fixtures and equipment, and $376,000 for leasehold improvements in its new office location all of which have been capitalized. In addition, $388,000 of operating expenses and organization costs were recorded in the nine months ended September 30, 2000 related to the umbrellabank.com division.

NOTE B - STOCK BENEFIT PLANS

The Savings Bank adopted the Argo Federal Savings 401(k) Plan ("Plan") effective October 1, 1988, for the exclusive benefit of eligible employees of the Savings Bank. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least 1,000 hours of service within a twelve (12) consecutive month period and are age twenty-one (21) or older. Participants may make contributions to the Plan from 1.0% to 12.0% of their earnings, subject to Internal Revenue Service limitations. Matching contributions of 50.0% of each participant's contribution up to 12.0% are made at the Savings Bank's discretion each Plan year. The Savings Bank made contributions of $ 50,000 and $54,000, to the Plan for the nine months ended September 30, 2000, and 1999. The Plan also provides benefits in the event of death, disability, or other termination of employment.

In 1991, Argo Savings formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. Subsequent to March 31, 1999, the ESOP borrowed funds from Argo Bancorp in the amount of $498,000 in order to purchase 49,136 shares at an average price of $10.13 per share. In addition, subsequent to March 31, 1999, the ESOP used available cash in the plan to purchase an additional 2,500 shares. Consolidated stockholders' equity was reduced by the unpaid balance of the ESOP loan at September 30, 2000. Contributions of $28,000 were made to the ESOP to fund principal and interest payments for the nine months ended September 30, 2000.

MANAGEMENT RECOGNITION PLAN

The Board of Directors of the Savings Bank formed a management recognition plan and trust (MRP) effective October 31, 1991, which purchased 6.8%, or 61,600 shares, of Argo Bancorp's authorized but un-issued common stock in December 1991. In addition, Argo Bancorp contributed $34,385 to allow the MRP to purchase 11,960 shares in the merger conversion or on the open market. All MRP shares have been awarded to employees in key management positions with the Savings Bank. The awards are fully vested.

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

The Board of Directors of Argo Bancorp formed a new MRP effective September 1, 1996, which purchased 50,000 shares of Argo Bancorp stock on September 24, 1996 for $115,000. Under this plan, employees in key management positions with Argo Bancorp and all its subsidiaries are eligible for participation. During the year ended December 31, 1997, 6,300 shares were awarded to certain key On-Line employees. The awards vest over a five-year period, the aggregate purchase price of shares awarded was being expensed as a portion of annual compensation, and the remaining cost is reflected as a reduction of stockholders' equity. Due to the sale of On-Line, the shares became fully vested and compensation expense of $36,000 was recognized in 1999. No MRP shares were awarded during the nine-month periods ended September 30, 2000 and 1999.

STOCK OPTION PLANS

Argo Bancorp's Board of Directors adopted the 1991 Stock Option and Incentive Plan (the 1991 Stock Option Plan), under which up to 429,800 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of incentive stock options to be granted to full-time employees of Argo Bancorp and its subsidiaries from time to time. All 429,800 options were awarded during 1993. The exercise price for the options awarded was equal to or greater than the fair market value of the common stock on the date of grant ($3.84 per share). During the three-month period ended September 30, 2000 no options to purchase shares were exercised nor were any forfeited. For the nine months ended September 30, 2000 options to purchase 4,288 shares were exercised and options to purchase 17,196 shares were forfeited. At September 30, 2000, options to purchase 149,984 shares were outstanding, at an average price of $5.90.

Argo Bancorp's Board of Directors adopted the Non-Qualified Stock Option Plan for Non-Employee Directors (Non-Qualified Stock Option Plan) in 1991, under which up to 429,800 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of non-incentive stock options to be granted to non-employee directors of the Savings Bank subsidiary from time to time. Options for 4,000 shares were granted in 1997. At December 31, 1997, the Board of Directors approved a resolution to discontinue any further grants under this plan. At September 30, 2000, 252,400 options for shares had been awarded by Argo Bancorp under the Non-Qualified Stock Option Plan. The exercise price for the options awarded was equal to the fair market value of the common stock on the date of grant ($6.02 per share). No options were exercised during the nine month periods ended September 30, 2000 and 1999. At September 30, 2000, options to purchase 199,600 shares were outstanding at an average price of $6.02.

Argo Bancorp's Board of Directors adopted the 1998 Incentive Stock Option Plan for Employees in 1998, under which up to 400,000 shares of Argo Bancorp's common stock were reserved for issuance by Argo Bancorp upon exercise of stock options to be granted to employees from time to time. There were 25,000 options to purchase shares granted in the nine-month period ended September 30, 2000 at a price of $10.00 per share, there were no options granted in the nine month period ended September 30, 1999. At September 30, 2000, 60,000 options for shares have been awarded by Argo Bancorp under the Plan of which 26,000 options for shares have been forfeited. The exercise price for the options awarded was equal to the fair market value of the common stock on the date of grant. At September 30 2000, options to purchase 34,000 shares were outstanding at an average price of $9.74 per share.

At September 30, 2000, the total options outstanding under all plans were 383,584 at an average price of $6.30.

NOTE C - REGULATORY CAPITAL

Pursuant to the Office of Thrift Supervision ("OTS") regulations, savings institutions must meet three separate minimum capital-to-assets requirements. The following table summarizes, as of September 30, 2000 and December 31, 1999, Argo Savings' capital requirements under OTS regulations and its actual capital ratios at those dates:

                                REQUIRED         ACTUAL    REQUIRED        ACTUAL       EXCESS
                                 CAPITAL        CAPITAL     CAPITAL       CAPITAL      CAPITAL
SEPTEMBER 30, 2000            PERCENTAGE     PERCENTAGE     BALANCE       BALANCE      BALANCE
------------------            ----------     ----------     -------       -------      -------
                                                      (Dollars in Thousands)
Risk-based.................         8.0%         12.68%     $16,733       $26,515      $ 9,782
Core.......................         4.0           6.15       16,281        25,015        8,734
Tangible...................         1.5           6.15        6,105        25,015       18,910

DECEMBER 31, 1999

Risk-based.................         8.0%         10.24%     $18,278       $23,404      $ 5,126
Core.......................         4.0           5.90       14,813        21,853        7,040
Tangible...................         1.5           5.90        5,555        21,853       16,298

NOTE D - EARNINGS PER SHARE

The following table sets forth the components of basic and diluted earnings per share from continuing operations:

                                                              Three Months Ended       Nine Months Ended
                                                          09/30/00      09/30/99    09/30/00    09/30/99
                                                          ----------------------    --------------------
                                                                  (Dollars and shares in thousands,
                                                                        except per share data)
Net Income from continuing operations (Numerator) ...       $   89        $  336      $  970      $  472

Basic earnings per share
    weighted average common shares outstanding ......        2,009         2,005       2,007       2,005

Effect of stock dilutive stock options outstanding ..          138           168         138         130
                                                            ------        ------      ------      ------

Total weighted average common shares and
equivalents outstanding for diluted computation .....        2,147         2,173       2,145       2,135
                                                            ======        ======      ======      ======

Basic earnings per shares from continuing operations        $  .04        $  .17      $  .48      $  .23

Diluted earnings per share from continuing operations       $  .04        $  .15      $  .45      $  .22

NOTE E - COMMITMENTS AND CONTINGENCIES

At September 30, 2000, Argo Savings had loan commitments totaling $2.6 million and $8.7 million in unused lines of credit. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to Argo Savings' normal credit policies. Argo Savings also had Community Reinvestment Act ("CRA") investment commitments outstanding of $2.5 million.

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

Information reported internally for performance assessment follows for the nine months ended September 30, 2000 and 1999 respectively. The column for other information primarily includes activity between segments which is being eliminated.

                                       Total         Discount    Mortgage
Total
                                Banking       Lending     Banking       Other       Segments
                                -------       -------     -------       -----       --------
                                                      (In Thousands)
2000
Net interest income ........   $   5,928    $     655    $    --      $    (864)   $   5,719
Provision for loan losses ..          95           90         --           --            185
Other revenue ..............       1,637          (60)          18          152        1,747
Other expenses .............       5,528          191         --            626        6,345
Income tax expense (benefit)         504         --           --           (538)         (34)
Segment profit (loss) ......       1,438          314           18         (800)         970
     Segment assets ........     415,263       11,615           45        1,904      428,827

1999
Net interest income ........   $   5,183    $     436    $    --      $    --      $   5,619
Provision for loan losses ..         515           90         --           --            605
Other revenue ..............       2,606         (273)         753       (1,030)       2,056
Other expenses .............       5,524          284          877         --          6,685
Income tax benefit .........         (87)        --           --           --            (87)
Segment profit (loss) ......       1,837         (211)        (124)      (1,030)         472
     Segment assets ........     360,615       12,111           84       (1,171)     371,639

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

On June 24, 2000, the Company incorporated a wholly owned subsidiary, Argo Redemption Corporation, an Illinois corporation ("ARC"). ARC was chartered to effectuate, from time to time, purchase of the Company's outstanding Capital Securities by tender, in the open market or by private agreement. Acquisitions through the over-the-counter dealer market are anticipated to comprise the majority of purchase activity. As of September 30, 2000, ARC had acquired 37,648 shares of Argo Capital Trust Preferred securities at an average price of $8.57

On September 27, 1999 the Company purchased 16,666 shares of Synergy Plan Ltd. ("Synergy") Class A Common Stock at $15.00 per share and 16,667 of Synergy's Convertible Preferred Stock at $15.00 per share. The Company's total investment was $500,000. The Company also received an option to acquire on or before March 31, 2000 up to 33,333 shares of Synergy Class A Common Stock for a purchase price of $15.00 per share; on March 27, 2000 the Company exercised its option and acquired an additional 33,333 shares of Synergy Class A Common Stock. The Convertible Preferred Stock owned by the Company is convertible into 16,667 shares of Class A Common Stock of Synergy on or before September 30, 2004, subject to Synergy's right to redeem the shares on September 30, 2002, at a redemption price of $25.00 per share. The Convertible Preferred Shares have a stated dividend of $.90 per share, per annum, payable quarterly. During the nine months ended September 30, 2000 the Company with OTS and FDIC approval, infused 49,999 shares of Synergy Class A Common Stock and 16,667 shares of Synergy's Convertible Preferred Stock into Dolton Service, thereby increasing the capital of the Savings Bank by $1,000,000.

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

Unlike many savings and loan holding companies, the Company is an active holding company with only a portion of its future anticipated operating income dependent upon the earnings of Argo Savings. As an operating company, Argo Bancorp has assets, liabilities and income that are unrelated to the operations of Argo Savings. Argo Bancorp's assets at September 30, 2000, on an unconsolidated basis consisted of its investment in Argo Savings of $25.0 million, its investment in the majority owned Empire/Argo Mortgage LLC of $656,000, securities available for sale of $10.0 million, GFS Holdings Preferred Stock of $4.0 million, cash and other interest-earning deposits of $40,000, and other assets of $3.8 million which include $1.4 million of deferred tax benefits, $1.8 million of debt issuance costs associated with the Junior Subordinated Debentures, and $324,000 of cash surrender value on executive life insurance policies. Argo Bancorp also had outstanding borrowings on an unconsolidated basis in the amount of $5.9 million at September 30, 2000, incurred in connection with capital infusions to its subsidiaries. Argo Bancorp is a Federal Housing Authority ("FHA") approved originator and servicer, a licensed Illinois mortgage banker and an approved Federal National Mortgage Association ("FNMA") servicer.

During the nine months ended September 30, 2000 the Savings Bank through its wholly owned subsidiary, Dolton Service, purchased 2,500 shares or 23.7% of the issued and outstanding stock of Commercial Loan Corporation ("CLC") at a purchase price of $125,000. CLC, which is owned by Chicagoland financial institutions, through its management processes, underwrites, documents and services commercial loans for financial institution investors and such loans. The services performed by CLC include monitoring post closing performance of the loan, preparation of the loan summaries, ongoing analysis of the performance of the loan and the borrower including review of financial and operating statements of the borrower and collection and remittance of all loan payments. CLC entered into a master loans participation agreement with each of it's shareholders or their affiliates, whereunder the same would purchase participations in pools offered by CLC. At September 30, 2000, CLC originated 88 loans aggregating $26.0 million, which were funded through 29 pools. The rates paid on the pools to the investors including the Bank ranged from 7.50% to 9.50% and consisted of both fixed and variable rates. As of September 30, 2000 the Bank had purchased interest in sixteen pools aggregating $8.5 million.

SALE OF SUBSIDIARY

On March 31, 1999, the Company sold its wholly-owned subsidiary, On-Line Financial Services, Inc. of Oak Brook, Illinois ("On-Line"), to GFS Holdings, Co. of Palm Beach Gardens, Florida ("Purchaser").

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

On January 31, 2000, six hundred (600) shares of the Preferred Stock were redeemed by the Purchaser at $1,000 per share for a total redemption price of $600,000. Under the restructure of the Preferred Stock, the Purchaser may redeem, but is not required to redeem, up to 800 shares of

Preferred Stock on August 31, 2000 and up to 950 shares of Preferred Stock on March 31, 2001. If the shares of Preferred Stock are not redeemed by the Purchaser on the respective redemption dates, then the Company will receive warrants in the amount equal to ten (10%) percent of the shares of the Preferred Stock which were not redeemed by the Purchaser on the respective redemption dates. All shares will be redeemed, to the extent not redeemed earlier, on March 31, 2006. In the event the shares or any portion thereof are not redeemed on March 31, 2006 the dividend rate on such shares not redeemed shall increase by two hundred (200) basis points annually for each year the shares of Preferred Stock of Purchaser have not been redeemed by the Purchaser. The Purchaser did not redeem the 800 shares of Preferred Stock on August 31, 2000 and in lieu thereof issued warrants to the Company to acquire at an exercise price of $10.00 per share, 281 shares of the Non-Voting Common Capital Stock of the Purchaser. The Purchaser also failed to pay on July 31, 2000 the semi-annual dividend of $172,500.

SALE OF BRANCHES

On August 17, 2000, Argo entered into agreements ("Purchase Agreements"), which became effective August 30, 2000 to sell three of its branch facilities to Archer Bank and Chicago Community Bank, both subsidiaries of the Metropolitan Bank Group ("MBG"), a bank holding company located in Chicago, Illinois.

Archer Bank will purchase the deposits and assume the leases on the Summit, Illinois and Bridgeview, Illinois banking facilities of Argo and Chicago Community Bank will purchase the deposits and assume the lease on the branch office of Argo located at 47 W. Polk Street, Chicago, Illinois. The transaction is scheduled to close November 17, 2000. The offices will operate as branches of Archer Bank and Chicago Community Bank.

Total deposits from the Argo branches being sold at September 30, 2000 approximates $112.0 million. Under the terms of the Purchase Agreements, the Purchasers will assume the designated deposits and will purchase at book value, furniture, fixture and equipment in each of the branch offices. The total consideration to be paid is anticipated to be approximately $9.7 million before tax effects, with the final amount to be determined at closing based upon the total deposits assumed and assets sold less Seller's expenses. Argo will also record income before tax effects, of $ 1.3 million in the fourth quarter of 2000, attributable to acceleration of gain on the sale of the Summit and Bridgeview branch office buildings that were sold in June, 1999. Argo intends to fund the transaction through the sale of loan and short term liquid investments. The Purchasers will assume the lease obligations of the Seller at each of the three branch sites.

LIQUIDITY AND CAPITAL RESOURCES

Argo Savings' primary sources of funds are deposits, proceeds from principal and interest payments on the loan and securities available-for-sale portfolios, custodial deposit accounts related to loans serviced for others, and the sale of discounted loans receivable and newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $61.0 million at September 30, 2000.

The primary investment activity of Argo Savings is the origination and purchase of mortgage loans.

During the nine months ended September 30, 2000, and 1999, Argo Savings originated and purchased loans receivable and discounted loans receivable in the principal amounts of $315.9 million and $260.0 million, respectively. During the nine months ended September 30, 2000, and 1999, these investing activities were primarily funded by principal repayments on loans receivable and discounted loans receivable and securities available-for-sale of $292.3 million and $161.8 million, respectively, and the proceeds from the sale of loans receivable and discounted loans receivable, securities available for sale and foreclosed real estate of $17.9 million and $96.1 million, respectively. During the nine months ended September 30, 2000, additional funding was provided by the increase in deposits of $47.1 million, which was partially offset by a $15.3 million decrease in borrowings. During the nine months ended September 30, 1999, additional funding was provided by the increases in deposits of $59.9 million and borrowings of $1.8 million

Argo Savings is required to maintain minimum levels of liquid assets as defined by OTS regulation. At September 30, 2000, Argo Savings liquid assets represented 14.88% of its liquidity base as compared to the required level of 5.0%. The level of liquidity maintained is believed by management to be adequate to meet the requirements of normal operations, potential deposit outflows, and the current loan demand.

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

At September 30, 2000, Argo Savings' capital exceeded all of the capital requirements of the OTS on a current and fully phased-in basis. The Savings Bank's tangible, core and risk-based capital ratios were 6.15%, 6.15%, and 12.68%, respectively.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0% multiplied by the estimated economic value of the institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12.0% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At September 30, 2000, the Savings Bank met each of its capital requirements, and it is anticipated that Argo Savings will not be subject to the interest rate risk component.

CHANGES IN FINANCIAL CONDITION

Total assets increased by $36.0 million to $428.8 million at September 30, 2000, from $392.8 million at December 31, 1999.

Cash increased $8.7 million to $14.3 million at September 30, 2000, primarily due to increased items-in- transit balances related to the Savings bank's deposit to the Federal Reserve as compared to December 31, 1999.

Interest-earning deposits increased by $14.7 million to $46.8 million at September 30, 2000 from $32.1 million at December 31, 1999. The increase in short-term deposits was the result of the accumulation of cash necessary to fund the sale of the branches. Included as an interest earning deposit was $25.7 million of cash in the Savings Bank's 600 plus unit ATM network which earn a return based on 200 basis points over the FHLB overnight rate.

Loans receivable and discounted loans receivable increased by $3.2 million to $280.7 million at September 30, 2000 from $277.5 million at December 31, 1999, as a result of loan originations and purchases totaling $315.9 million offset by sales of loans of $317.1 million, principal repayments totaling $292.3 million, and transfers of loans to foreclosed real estate of $2.1 million.

Premises and equipment increased by $450,000 to $9.0 million from $8.5 million at December 31, 1999. Included in the increase are $1.4 million of equipment and leasehold improvements related to the Savings Bank's Internet division Umbrella Bank.com.

Deposits increased $47.1 million to $348.7 million at September 30, 2000, from $301.7 million at December 31, 1999. The increase in deposits includes $27.1 million from the internet Bank division umbrellabank.com. The deposit gains include increases of $39.5 million in certificate of deposits, $5.1 million in business checking accounts and $2.5 million in passbook savings accounts.

Borrowings decreased $15.3 million to $27.1 million at September 30, 2000 from $40.3 million at December 31, 1999. The decrease was due in part to Management's decision to repay a $5.0 million Federal Home Loan Bank advance which came due in February. Short term borrowings declined by $10.3 million due to the additional liquidity provided by increased deposit flows .

Stockholders' equity increased $691,000 to $20.3 million at September 30, 2000, from $19.6 million at December 31, 1999. The increase was primarily the result of net income of $970,000 partially offset by cash dividends of $310,000.

ACCOUNTING DEVELOPMENTS

Statement of Financial Accounting Standard (Statement) No. 133 on derivatives will, in 2001, require all derivatives to be recorded at fair value on the balance sheet, with changes in fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of Statement No. 133, companies will be able to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain criteria are met. This Statement may be adopted early at the start of a calendar quarter. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement No. 133 will not have a material impact on Argo Bancorp's financial statements. Management has decided against early adoption of Statement No. 133.

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

At December 31, 1998, the independent valuation showed an appraised value lower than the current book value. The general partner recorded a valuation allowance. Argo Savings' proportionate share of the writedown was $1.4 which Argo Savings recorded based upon information received from DMI. During 1999, a portion of Argo's investment was converted to subordinated debentures which yield interest at 30%. In addition, the value of the servicing revenue remained stable and the Bank did not record any additional write-down for the three months ended September 30, 2000.

In addition to its investment in the limited partnerships, at September 30, 2000, the Savings Bank had a $544,000 investment in a PMSR portfolio that it owns directly which consisted of 2,365 mortgage loans having an outstanding principal balance of $35.7 million.

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

At September 30, 2000, Argo Savings had forty-three (43) properties, totaling $2.4 million classified as foreclosed real estate, as compared to fifty-eight
(58) properties totaling $2.3 million at December 31, 1999. The underlying properties on September 30, 2000, consisted primarily of single family residences. The foreclosed real estate has been written down to estimated fair value at September 30, 2000. The total amount of loans receivable ninety (90) days or more past due at September 30, 2000, was $4.2 million or 1.52% of total loans receivable compared to $6.0 million or 2.25% of total loans on December 31, 1999. Loans ninety (90) days or more past due are primarily secured by one-to-four family residences. Total non-performing assets at September 30, 2000, totaled $6.6 million or 1.55% of total assets compared to $8.3 million or 2.11% of total assets at December 31, 1999. Excluded from these totals are $1.6 million of discounted loans ninety (90) days or more past due at September 30, 2000, and $1.7 million at December 31, 1999. Discounted loans that are often purchased with the intent to foreclose and sell the underlying property are excluded from non-performing loans.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000, AND 1999.

GENERAL

Net income for the three months ended September 30, 2000 was $89,000 or $.04 per diluted share compared to net income from continuing operations of $336,000 or $.15 per diluted share for the same period last year. Net income for the nine month period ended September 30, 2000 was $970,000 or $.45 per diluted share compared to net income from continuing operations of $472,000 or $.22 per diluted share for the same period last year. Total net income for the nine month period ended September 30, 1999 was $2.0 million or $.93 per diluted share. Included in net income for the year ago period was the $1.4 million after tax gain on the On-Line subsidiary as well as $135,000 of net income from the discontinued operation.

INTEREST INCOME

Interest income for the three months ended September 30, 2000, totaled $7.3 million, as compared to $6.4 million for the comparable 1999 period. The increase of $881,000 was the result of a $60.0 million increase in average interest-earning assets and a 10 basis point increase in the yield on earning assets to 8.03%. For the nine months ended September 30, 2000 interest income totaled $21.6 million, an increase of $4.4 million from the $17.2 million recorded for the same period last year. The increase was the result of a $75.5 million increase in average interest earning assets and a 20 basis point increase in the yield on earning assets to 8.06%.

INTEREST EXPENSES

Interest expense for the three months ended September 30, 2000, totaled $5.6 million as compared to $4.3 million for the comparable 1999 period. The $1.3 million increase was primarily the result of a 77 basis point increase in the cost of interest bearing liabilities to 5.95% and a $60.0 million increase in average interest bearing liabilities when compared to the same period last year. For the nine months ended September 30, 2000 interest expense totaled $15.9 million an increase of $4.3 million from the $11.5 million recorded for the same period last year. The increase was primarily the result of a 79 basis point increase in the cost of interest-bearing liabilities to 5.77% and a $66.0 million increase in average interest bearing liabilities when compared to the same period last year.

NET INTEREST INCOME

Net interest income totaled $1.7 million for the three months ended September 30, 2000, a decrease of $474,000 from the amount recorded in the comparable 1999 period. The decrease in net interest income for the three months ended September 30, 2000, was the result of a 66 basis point decline in the effective net spread to 2.08% from 2.74% for the comparable 1999 period. Net interest income for the nine months ended September 30, 2000 increased by $100,000 to $5.7 million from $5.6 million for the same period last year. The increase was the result of the $75.5 million increase in average interest earning assets partially offset by the increase of $66.0 million in average interest bearing liabilities and a 14 basis point decline in the effective net spread to 2.29% from 2.43% for the comparable 1999 period.

PROVISION FOR LOAN LOSSES

Provision for loan losses increased to $65,000 for the three months ended September 30, 2000 from $60,000 for the same period last year. The allowance for loan losses totaled $1.6 million at September 30, 2000 or .57% of total loans and discounted loans outstanding. For the nine months ended September 30, 2000 provision for losses totaled $185,000 as compared to $605,000 for the same period last year. Management believes that loan loss provisions are adequate and will continue to monitor the mortgage portfolio and substandard assets for loss exposure.

NON-INTEREST INCOME

Non-interest income increased to $638,000 for the three months ended September 30, 2000 from $273,000 for the same period last year. The increase in non-interest income was in part the result of a $202,000 increase in fees and service charges which was attributable to ATM fees collected from the Savings Bank's network of 600 plus units. The sale of real estate owned resulted in net losses of $78,000 for the three months ended September 30, 2000 compared to a net loss of $175,000 for the same period last year.

For the nine months ended September 30, 2000 non-interest income declined to $1.7 million as compared to $2.1 million for the same period last year. The decrease was the result of a $735,000 decline in mortgage banking revenue and a $405,000 decline in servicing income partially offset by a $219,000 increase in the gains on the sale of assets and a $428,000 increase in customer service fee income. The decline in mortgage banking income resulted from an agreement with E-Conduit, whereby E-Conduit assumed the day-to-day operations related to the mortgage banking operation. As a result of this agreement E-Conduit retains the mortgage banking revenue and the expenses related to the mortgage banking operation. The Savings Bank receives a license fee of six basis points which totaled $18,000 for the nine months ended September 30, 2000.

NON-INTEREST EXPENSE

Non-interest expense increased by $457,000 to $2.4 million for the three months ended September 30, 2000 from $1.9 million for the same period last year. The increase in operating expenses was primarily the result of the $388,000 of expenses incurred at the Savings Bank's internet Bank division Umbrella Bank. For the nine months ended September 30, 2000 non-interest expense declined by $340,000 to $6.3 million as compared to $6.7 million for the same period last year. The operating expenses related to E-Conduit totaled $865,000 for the nine months ended September 30, 2000.

INCOME TAX EXPENSE

The Company recorded a tax benefit of $240,000 for the three months ended September 30, 2000 compared to a tax provision of $85,000 for the same period last year. The provision was based on a 34.0% benefit calculated on pre-tax loss of $152,000 less the utilization of $188,000 of low income housing credits. The tax benefit for the nine month period totaled $34,000 compared to a tax benefit of $87,000 for the same period last year. The benefit was based on a 34.0% tax calculated on pre-tax income of $936,000 less the utilization of $352,000 of low income housing credits.

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

Interest rate sensitivity analysis is used to measure the Savings Bank's interest rate risk by calculating the estimated change in the NPV of its cash flows from interest sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a series of sudden and sustained changes in interest rates ranging from 100 to 500 basis points. Management assumes that a 200 basis point movement up or down is considered reasonable and plausible for purposes of managing its interest-rate risk on a day-to-day basis. NPV is the market value of portfolio equity and is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance sheet items. There has been no material change in market risk since December 31, 1999. The following table presents the Savings Bank's projected change in NPV for the various rate shocks as of June 30, 2000 which is the most current informational available.

                                                   Estimated Increase
       Change in                     Estimated     (Decrease) in NPV
                                                   -----------------
     Interest Rate                      NPV       Amount       Percent
     -------------                      ---       ------       -------
                                            (Dollars in thousands)
         2000:
300 basis point rise                $ 22,390     $ (8,402)      (27)%
200 basis point rise                  25,593       (5,199)      (17)
100 basis point rise                  28,422       (2,370)       (8)
Base scenario                         30,792            -         -
100 basis point decline               32,695        1,903         6
200 basis point decline               34,135        3,343        11
300 basis point decline               35,819        5,027        16

The Savings Bank is more sensitive to a sudden rise in interest rates at June 30, 2000 as compared to June 30, 1999. However, a decline in interest rates would be beneficial to the Savings Bank at June 30, 2000 compared to June 30, 1999, where a decline in rates produces lower results.

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

None

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

B.  Report on Form 8-K


     Form 8-K was filed with the Commission on August 31, 2000 announcing that the Registrant's wholly owned subsidiary, Argo Federal Savings Bank, FSB had entered into agreements to sell three of it's branch banking facilities including approximately $116 million in deposits, with a closing scheduled in the fourth quarter.









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


                                  ARGO BANCORP, INC.




Date:   November 13, 2000         /S/ John G. Yedinak
     ------------------------     -------------------------------------------
                                  John G. Yedinak, Chairman of the Board,
                                  President, Chief Executive Officer, and
                                  Director




                                  /S/ Dominic M. Fejer
                                  -------------------------------------------
                                  Dominic M. Fejer, Principal Financial Officer