Form 10-K
period 2000-12-31
ARGO BANCORP INC /DE/
filed 2001-04-02
CIK 883502

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2000

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


                 5818 South Archer Road, Summit, Illinois, 60501
                    (Address of principal executive offices)

       (708) 458-2002 (Registrant's telephone number, including area code)

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

Indicate by checkmark if there is disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K and is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, i.e., persons other than directors and executive officers of the Registrant is $8.1 million and is based upon the last sales price as quoted on Nasdaq for MARCH 26, 2001.

The Registrant had 2,023,109 shares outstanding as of March 26, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Part II of this Form 10-K.

Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                      INDEX

PART I                                                                 PAGE NO.
------                                                                 --------

    Item 1.    Business.................................................   3
    Item 2.    Properties...............................................  38
    Item 3.    Legal Proceedings........................................  38
    Item 4.    Submission of Matters to a Vote of Security Holders......  38

PART II
-------

    Item 5.    Market for Registrant's Common Equity and Related
                 Security Holder Matters................................  39
    Item 6.    Selected Consolidated Financial Data.....................  39
    Item 7.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........  39
    Item 7A.   Quantitative and Qualitative Disclosures About
                 Market Risk............................................  39
    Item 8.    Consolidated Financial Statements and Supplementary
                 Data...................................................  39
    Item 9.    Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.................  39

PART III
--------

    Item 10.   Directors and Executive Officers of the Registrant.......  39
    Item 11.   Executive Compensation...................................  40
    Item 12.   Security Ownership of Certain Beneficial Owners
                 and Management.........................................  40
    Item 13.   Certain Relationships and Related Transactions...........  40

PART IV
-------

    Item 14.   Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K............................................  40

SIGNATURES     .........................................................  43

                                     PART 1

                         BUSINESS OF ARGO BANCORP, INC.

ITEM 1.  BUSINESS

         Argo Bancorp, Inc. ("Argo Bancorp" or "Company") was incorporated in Delaware in August 1987, for the purpose of acquiring Argo Federal Savings Bank, FSB ("Argo Savings" or "Savings Bank"). The Company is a unitary savings and loan holding company and is registered as such with the Office of Thrift Supervision ("OTS"), Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC").

         On December 31, 1996, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with The Deltec Banking Corporation Limited, a banking corporation organized under the laws of the Commonwealth of the Bahamas ("Deltec") whereby Deltec acquired 25% of the issued and outstanding shares of the Company as of that date. Pursuant to the Purchase Agreement, the Company and Deltec also entered into a stockholder agreement (the "Stockholder Agreement"). The Stockholder Agreement provides to Deltec, among other matters, the right to acquire additional shares (or sell back owned shares) from the Company when the Company issues or sells additional shares (or repurchases shares) to third parties in order that Deltec may maintain 25% ownership in the Company's common stock. The Stockholder Agreement also granted Deltec registration rights in respect of any shares of Common Stock owned by Deltec should it decide to sell its interest in the Company. In 2000, Deltec advised the Company it no longer intended to maintain its ownership position of 25% of the issued and outstanding shares of the Company, in accordance with the plan of liquidation and dissolution of Deltec. In connection therewith and in furtherance of the exercise of its registration rights, the Company has filed a Registration Statement with the Securities and Exchange Commission, in part to register such shares.

         In October of 1998, the Company formed Argo Capital Trust Co. ("Argo Capital Trust"), a statutory business trust formed under the laws of the State of Delaware. In November 1998, the Company and Argo Capital Trust offered 11% Capital Securities with a liquidation amount of $10.00 per security. The proceeds from the offering were $17,250,000. Argo Capital Trust used the gross proceeds from the sale of the Capital Securities to purchase Junior Subordinated Debentures of the Company. The Junior Subordinated Debentures carry an interest rate of 11% paid quarterly in arrears and are scheduled to mature, subject to the Company's right to prepay the debentures under certain circumstances, on November 6, 2028.

         On September 27, 1999, the Company purchased 16,666 shares of Synergy Plan Ltd. ("Synergy") Class A Common Stock at $15.00 per share and 16,667 of Synergy's Convertible Preferred Stock at $15.00 per share. The Company's total investment was $500,000. On March 31, 2000, the Company exercised an option to acquire an additional 33,333 shares of Synergy Class A Common Stock for a purchase price of $15.00 per share. The convertible Preferred Stock owned by the Company is convertible into 16,667 shares of Class A Common Stock of Synergy on or before September 30, 2004, subject to Synergy's right to redeem the shares on September 30, 2002, at a redemption price of $25.00 per share. The Convertible Preferred Shares have a stated dividend of $.90 per share, per annum, payable quarterly. The Company owned at December 31, 2000, 2.9% of the Class A Common Stock and 100% of the Convertible Preferred Stock of Synergy. John G. Yedinak, Chief Executive Officer and Chairman of the Board of Directors of the Company, and Donald Wittmer a director of the Company, have been elected and serve on the Board of Directors of Synergy.

                     BUSINESS OF ARGO REDEMPTION CORPORATION

         On June 24, 2000, the Company incorporated a wholly owned subsidiary, Argo Redemption Corporation, an Illinois corporation ("ARC"). ARC was chartered to effectuate, from time to time, purchases of the Company's outstanding Capital Securities by tender, in the open market or by private agreement. Acquisitions through the over-the-counter dealer market are anticipated to comprise the majority of purchase activity. As of December 31, 2000, ARC had acquired 66,293 shares of Argo Capital Trust Preferred securities at an average price of $8.61 per share.


                   BUSINESS OF ARGO FEDERAL SAVINGS BANK, FSB

         The discussion that follows relates primarily to the business of Argo Savings, a federally chartered depository institution. Argo Savings undertakes the primary lending activities of the Company and accordingly, the discussion under the caption "Lending Activities" materially relates only to the Savings Bank. The Company does, however, have certain investments in loans on an unconsolidated basis at the holding company level, as well as certain borrowings unrelated to the activities of Argo Savings. Accordingly, there are certain references to the Company's activities under the section captioned "Sources of Funds and Borrowings." Unless otherwise stated, however, all other descriptions of the business of the Company that follow relate to the business of Argo Savings.

         Argo Savings is a federally chartered savings institution and was acquired by the Company on November 17, 1987. The Savings Bank operates under the authority of the OTS, its deposits are insured by the FDIC, and it is a member of the FHLB System. The principal executive offices of the Company and administrative headquarters of the Savings Bank are located at 5818 South Archer Road, Summit, Illinois. Argo Savings has two banking facilities in Cook County, Illinois. Argo Savings' primary business is the solicitation of savings deposits from the general public and the purchase or origination of both conventional and portfolio loans secured by one-to-four-family residential and commercial real estate.

         Argo Savings engages in lending activities that focus on the origination, purchase and sale of mortgage loans in the secondary market. Marketed under the name Margo Financial Services, LLC ("Margo"), the Savings Bank operates a wholesale mortgage banking operation using a network of brokers, correspondents and conduits. Loans originated through the Margo conduit include loans resold in the secondary market and, to a lesser extent, portfolio adjustable rate mortgage ("ARM") loans and Expanded Criteria Loans. Expanded Criteria Loans consist of one-to-four-family mortgage loans which are generally not Agency qualified, due to the borrower's credit profile, and are not as readily saleable in the secondary market as conventional loans. The Expanded Criteria Loans are retained by the Savings Bank.

         The Savings Bank also offers 'purchase/repurchase' mortgage loan facilities ("Warehouse Lines") to a number of third party mortgage banking firms. Savings Bank Warehouse Lines are used to originate one-to-four-family secured mortgage loans held for sale by Argo Savings, with mortgage loans acquired by Argo Savings generally delivered for sale to third party investors, pursuant to commitments to purchase, within 60 days of closing. In 2000, outstanding Warehouse Lines averaged $30.8 million with approximately $52.4 million of loans acquired during the period. Earnings on Warehouse Line facilities are tied to the prime rate of interest, and generate fee revenue on each purchase and sale transaction.

         During the period, Argo Savings also increased its commercial lending activities. Through its investment in Commercial Loan Corporation, the Savings Bank invests in commercial loan and commercial real estate loan participations in the Chicago metropolitan area. Argo Savings has also directly originated or participated in commercial real estate development loans, primarily in the Chicagoland area. The Savings Bank has also acquired interests in charter school lease transactions, and diversified its commercial loan portfolio by acquisition of participations in commercial real estate and development loans in the greater Denver, Colorado area. Commercial loans and commercial real estate loans comprised approximately 16.8% of Argo Savings' total loans at December 31, 2000.

         In addition to its lending activities, Argo Savings also generates fee income from an expanding network of regionally deployed ATMs. Deployment activities have been concentrated primarily in the Midwest and mid-Atlantic regions of the country, with current expansion into the southeastern United States underway, and deployments west of the Mississippi River planned during 2001. Revenues are derived from interchange and surcharge fees, together with income from related leasing and interest on currency used in operations. At December 31, 2000, the Savings Bank had 776 ATMs deployed in 17 states.

         Since 1999, the Savings Bank has undertaken a number a steps, designed to restructure and change the way Argo Savings conducts banking activities in its marketplace. The most significant of these changes was the establishment, on July 9, 2000, of an Internet banking division operating under the name 'umbrellabank.com, a division of Argo Federal Savings Bank, FSB' ("umbrellabank.com"). The umbrellabank.com Internet delivery channel was created to capitalize upon the three and one half years of experience gained by the Company in the turn-around, operation and successful sale of its former subsidiary, On-Line Financial Services, Inc., a mid-size computer service bureau providing data processing services to more than 80 Midwest banks and thrift institutions. Umbrellabank.com is accessible via the Internet at 'HTTP://WWW.UMBRELLABANK.COM' and allows consumers to conduct online financial transactions with Argo Savings, including but not limited to opening account relationships, transferring funds, accessing account information, processing bill payments, and applying for or obtaining loan products, including, but not limited to, credit cards and residential mortgage secured loans. At December 31, 2000, umbrellabank.com deposits totaled $149.3 million and represented 38.4% of total Savings Bank deposits of $388.5 million.

         Prior to the establishment of the umbrellabank.com division, the Savings Bank operated as a traditional savings and loan institution from five
(5) physical branch locations located in Chicago and suburban Cook County, Illinois. On June 29, 1999, Argo Savings sold its five operating properties located at 7600 West 63rd Street and 5818 South Archer Road, Summit, Illinois; 8267 South Roberts Road, Bridgeview, Illinois; 2154 West Madison Street, Chicago, Illinois; and 14076 Lincoln Avenue, Dolton, Illinois, to a non-affiliated third party for an aggregate contractual purchase price of $5,850,000 and simultaneously entered into a 14 year, 2-month operating lease for each of the properties with the new purchaser. Under the terms of the lease, the Savings Bank paid an initial monthly rental of $48,000 per month or $576,000 per year, which increased at the rate of 1% each year commencing January 1, 2000. After deducting customary closing costs including broker's commissions, title charges, environmental studies, surveys and legal fees, the sale resulted in a profit of $2,400,000 to the Savings Bank. The profit, under generally accepted accounting principles, is being included in income by the Savings Bank over the lease term. As a result of this sale and leaseback transaction, Argo Savings rents, as opposed to owns, the properties from which it transacts business.

         On December 1, 2000, Argo Savings sold combined deposits of $113,585,000 from three (3) of its five (5) branch banking locations for a premium of $9,216,000. Expenses attributable to the transaction aggregated the approximate amount of $1.2 million resulting in a gain of $8.0 million. In conjunction with the deposit sale, Argo Savings assigned the leases to the Summit and Bridgeview facilities sold in 1999, together with the leased facility not subject to the 1999 sale located at 47 W. Polk Street, Chicago, to the deposit acquirer. The Company recorded income, before tax effects, of $591,000 in the fourth quarter of 2000, attributable to the deferred gain on the sale of the Summit and Bridgeview branch office buildings that were sold in June 1999. Argo funded the transaction through short-term liquid investments, including deposits raised through the Umbrellabank.com Internet retail banking division.

MARKET AREA

         Argo Savings considers its current primary market area to be the greater Chicago metropolitan area (hereinafter referred to as its "primary market area"). Argo Savings maintains its retail banking headquarters at 2154 West Madison Street, in Chicago, Illinois, and operates one branch banking facility in Dolton, Illinois. The primary market area supporting traditional operations by the Savings Bank is urban and is comprised of high-density residential neighborhoods interspersed with mixed-use and heavily industrialized areas. The current primary market area is fully developed with a relatively large number of generally older homes. In recent periods, however, Argo Savings has expanded the origination of loans outside of its primary market area, by the operation of the Margo residential mortgage loan conduit and its expanding commercial loan and participation activities.

         As the Savings Bank experiences continued growth in its Internet operations, the Company anticipates that Argo Savings' primary market area may include more regional delineations or encompass a number of individual cities or areas. The future primary market area or areas is dependent on the growth of the umbrellabank.com division of the Savings Bank, and the location of consumers utilizing its retail deposit and lending services. Argo Savings will continue to analyze the geographic spread of deposits and loans generated from umbrellabank.com operations, and adjust the definition of the Savings Banks' primary market area as concentrations of customers are determined.

SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

         The following tables set forth selected consolidated historical financial data for the Company during the periods ended and at the dates indicated. This information should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto in the 2000 Annual Report to Stockholders, portions of which are incorporated herein by reference.

                                                              SELECTED CONSOLIDATED FINANCIAL DATA
                                                              At and for the Year Ended December 31,
                                                 --------------------------------------------------------------
                                                    2000         1999          1998         1997         1996
                                                    ----         ----          ----         ----         ----
                                                          (Dollars in thousands, except per share data)
CONSOLIDATED FINANCIAL CONDITION DATA:
Loans receivable, net                            $  286,523   $  277,460   $  245,189   $  184,358   $  173,429
Stock in Federal Home Loan Bank of Chicago            2,615        2,303        1,911        3,271        3,428
Securities                                           42,196       40,891        7,901        4,974        5,788
Cash and cash equivalents                            94,017       37,672       10,096        8,579       13,240
Mortgage loan servicing rights                        4,784        4,958        5,062        6,706        5,264
Foreclosed real estate                                2,498        2,280        3,875        4,251        3,913
Net assets of discontinued operation                      -            -        6,545        5,114        3,546
Investment in GFS preferred stock                     4,000        4,600            -            -            -
Other assets                                         26,460       22,066       19,963       12,991       13,310
                                                 ----------   ----------   ----------   ----------   ----------

Total assets                                     $  463,093   $  392,230   $  300,542   $  230,244   $  221,918
                                                 ==========   ==========   ==========   ==========   ==========

Deposits                                         $  388,537   $  301,673   $  232,980   $  172,469   $  150,627
Borrowed money                                       18,708       40,336       21,051       29,497       45,013
Custodial escrow balances for loans serviced          7,519        5,476        5,340        6,400        5,782
Other liabilities                                     7,968        7,907        5,507        3,774        3,936
Junior subordinated debt                             16,587       17,250       17,250            -            -
Stockholders' equity                                 23,774       19,588       18,414       18,104       16,560
                                                 ----------   ----------   ----------   ----------   ----------

Total liabilities and stockholders' equity       $  463,093   $  392,230   $  300,542   $  230,244   $  221,918
                                                 ==========   ==========   ==========   ==========   ==========

SELECTED OPERATING DATA:
Interest income                                  $   30,071   $   23,896   $   17,625   $   18,263   $   16,050
Interest expense                                     22,750       16,014       11,367       10,807        8,741
                                                 ----------   ----------   ----------   ----------   ----------

    Net interest income                               7,321        7,882        6,258        7,456        7,309

Provision for loan losses                             1,218          965          355          210          248
                                                 ----------   ----------   ----------   ----------   ----------

Net interest income after provision
  for loan losses                                     6,103        6,917        5,903        7,246        7,061

Noninterest income                                   10,091        2,340        3,810        3,151        2,897
Noninterest expense                                  10,636        9,079        9,851        9,648        9,311
                                                 ----------   ----------   ----------   ----------   ----------

Income (loss) from continuing operations
  before income taxes                                 5,558          178         (138)         749          647
Income tax expense (benefit)                          1,227         (336)        (383)          51           49
                                                 ----------   ----------   ----------   ----------   ----------

Income from continuing operations                     4,331          514          245          698          598

Discontinued operations:
    Income from discontinued operation
      (net of tax)                                        -          135          286          125          736
    Gain on sale of discontinued operation
      (net of tax)                                        -        1,928            -            -            -
                                                 ----------   ----------   ----------   ----------   ----------


NET INCOME                                       $    4,331   $    2,577   $      531   $      823   $    1,334
                                                 ==========   ==========   ==========   ==========   ==========

Income from continuing operations
    Basic                                            $ 2.16       $  .26        $ .12        $  .36       $  .48
    Diluted                                            2.00          .25          .12           .33          .40

Net income
    Basic                                            $ 2.16       $ 1.32        $ .27        $  .43       $  .48
    Diluted                                            2.00         1.25          .26           .39          .40

                                                                     At and for the Year Ended December 31,
                                                             -------------------------------------------------------
                                                             2000        1999         1998         1997         1996
                                                             ----        ----         ----         ----         ----
SELECTED FINANCIAL RATIOS AND OTHER DATA (1)                      (Dollars in thousands, except per share data)
Return from continuing operations on average
  assets (4)                                                  1.05%       0.15%        0.10%        0.31%        0.32%
Return from continuing operations on average
  equity (4)                                                 20.93        2.68         1.34         3.92         4.88
Average equity to average assets (4)                          5.00        5.54         7.58         7.94         6.55
Stockholders' equity to total assets (4)                      5.13        5.09         6.12         7.86         7.45
Interest rate spread                                          2.34        2.54         3.15         4.03         4.62
Net interest margin                                           2.00        2.53         2.95         3.78         4.29
Noninterest expense to average assets (4)                     2.57        3.77         3.80         4.28         4.99
Non-performing loans to net loans receivable (2)              1.59        2.25         2.80         3.57         3.12
Non-performing assets to total assets (3) (4)                 1.50        2.12         3.45         4.25         3.53
Allowance for loan losses to non-performing loans (2)        54.98       25.61        14.42        14.73        16.87
Allowance for loan losses to net loans receivable (3)          .87         .58          .40          .53          .53
Ratio of net charge-offs to average loans outstanding,
  excluding discounted loans                                   .12         .03          .01          .01          .08
Average interest-earning assets to average
   interest-bearing liabilities                                .94x       1.01x         .96x         .95x         .94x
Book value per share                                       $ 11.75     $  9.75      $  9.18      $  9.25      $  9.28
Full-service customer service facilities                         2           5            5            5            5

-------------------------
(1)  Average balances are derived from month end balances.
(2) The formula used to calculate the ratios excludes balances related to the $7.1 million portfolio of discounted loans receivable from both the numerator and the denominator. Discounted loans are excluded since they historically have a higher delinquency rate and are priced or discounted accordingly. At December 31, 2000 $1.0 million or 14.50% of the discounted loan portfolio were 90 days or more delinquent.
(3) The formulas used to calculate the ratios excludes the portfolio of discounted loans receivable.
(4) Restated to remove results of discontinued operations for years prior to 2000.

LENDING ACTIVITIES

         General. Argo Savings' loans receivable, which includes loans held for sale, portfolio loans receivable, and discounted loans receivable, totaled $286.5 million at December 31, 2000, representing 61.89% of consolidated total assets. On that date, $217.4 million of total loans outstanding, or 75.0% of its total loan portfolio, consisted of loans secured by first mortgages on one-to-four-family residential properties, $41.9 million, or 14.4% consisted of loans secured by commercial real estate, $18.4 million or 6.4%, consisted of direct financing leases, and $6.8 million, or 2.3% consisted of other commercial secured loans. In addition, at December 31, 2000, $5.3 million, or 1.8% of its loan portfolio consisted of other loans, primarily comprised of home equity, second mortgage and other consumer loans.

         The Company has focused lending activities on the generation of profits from the sale of mortgage loans. The Savings Bank's conduit mortgage banking activities marketed under the Margo brand, together with the Warehouse Line program, generates origination of long-term, fixed-rate mortgage loans with 15- and 30-year maturities for immediate sale in the secondary mortgage market. Argo Savings' lending activity also includes the origination of adjustable rate mortgage ("ARM") loans, primarily through the offering of portfolio ARM products through the Margo conduit, although the Savings Bank has purchased ARM loans in the secondary market in prior periods. Additionally, a significant portion of the growth in the Argo Savings' loan balances in the current year is due to origination and participation activities relating to commercial real estate loans and commercial lending. The Savings Bank originated and purchased approximately $428.6 million of loans both for portfolio and for sale during 2000.

Analysis of Loan Portfolio. The following table sets forth the composition of the Company's loan portfolio, including loans held for sale, in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                       At December 31,
                                 --------------------------------------------------------------------------------------------------
                                        2000                1999                1998                1997                1996
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                 Amount  % of Total  Amount  % of Total  Amount  % of Total  Amount  % of Total  Amount  % of Total
                                 ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------
                                                                    (Dollars in Thousands)
Mortgage loans:
  One- to four-family (3): .....$217,444    75.02%  $249,542    88.99%  $233,461    93.64%  $177,521    92.20%  $177,345    92.50%

  Commercial real estate .......  41,872    14.44     13,887     4.95      2,179      .87      3,203     1.66      6,750     3.52
                                --------   ------   --------   ------   --------   ------   --------   ------   --------   ------

    Total mortgage loans ....... 259,316    89.46    263,429    93.94    235,640    94.51    180,724    93.86    184,095    96.02

Other loans
  Commercial ...................   6,779     2.34      2,416      .86         75      .04        450      .23        526      .27
  Home equity ..................   4,436     1.53      4,738     1.69      4,013     1.61      4,497     2.34      6,035     3.15
  Direct financing leases (1)...  18,456     6.37      8,671     3.09      7,709     3.09          -        -          -        -
  Other ........................     856               1,168      .42      1,864      .75      6,862     3.57      1,074      .56
                                --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
                                                                                                                              .30

    Total other loans ..........  30,527    10.54     16,993     6.06     13,661     5.49     11,809     6.14      7,635     3.98
                                --------   ------   --------   ------   --------   ------   --------   ------   --------   ------

    Total loans receivable (2).. 289,843   100.00%   280,422   100.00%   249,301   100.00%   192,533   100.00%   191,730   100.00%
                                           ======              ======              ======              ======              ======


Less:
  Unearned discounts and
    premiums and deferred loan
    fees, net ..................     880               1,411               3,172               7,361              17,636
  Allowance for loan losses ....   2,440               1,551                 940                 814                 665
                                --------            --------            --------            --------            --------

    Loans receivable, net ......$286,523            $277,460            $245,189            $184,358            $173,429
                                ========            ========            ========            ========            ========

----------------------------
(1) Consists primarily of $17.0 million and $8.4 million in Charter School loans at December 31, 2000 and 1999.
(2)  Includes loans receivable and discounted loans receivable.

(3) Includes loans held for sale of $38.9 million, $18.9 million, $31.0 million, $6.5 million, and $82 million at December 31, 2000, 1999, 1998, 1997 and 1996.

Loan Originations, Purchases and Sales. Set forth below is a table showing Argo Savings' loan originations and loan purchases and sales for the years indicated:

                                                                        Year Ended December 31,
                                                            ---------------------------------------------
                                                                2000             1999            1998
                                                                ----             ----            ----
                                                                            (In thousands)
       Loans originated:
           One-to-four-family (1)                           $    342,109    $    292,842     $     80,511
           Commercial real estate                                  5,236           6,615                -
           Commercial                                              3,586           1,926              167
           Home equity                                             2,729           1,653            1,648
           Direct financing leases                                 1,465               -                -
           Other                                                   5,327             588              321
                                                            ------------    ------------     ------------

                Total mortgage loans originated                  360,452         303,624           82,647

       Loans purchased:
           One-to-four-family                                      5,764          70,113           78,251
           Commercial real estate                                 26,290           7,152            2,000
           Commercial                                              1,359               -                -
           Direct financing leases                                18,962          14,355           12,122
                                                            ------------    ------------     ------------

                Total loans purchased                             52,375          91,620           92,373
                                                            ------------    ------------     ------------

                Total loans originated and purchased        $    412,827    $    395,244     $    175,020
                                                            ============    ============     ============

       Loans sold:
           One-to-four-family (1)                           $    308,211    $    279,864     $     37,401
           Discounted loans (2)                                        -           2,162           11,893
           Other loans                                                 -               -            1,067
                                                            ------------    ------------     ------------

                Total loans sold                            $    308,211    $    282,026     $     50,361
                                                            ============    ============     ============

-----------------------
(1) Originations and sales exclude $15.8 million, $103.0 million, and $90.1 million for the years ended December 31, 2000, 1999, and 1998 of loans originated and immediately sold directly to third party investors.
(2) Gains related to these sales were $0, $188,000, and $695,000 for the years ended December 31, 2000, 1999, and 1998.

Loan Maturity and Repricing. The following table shows the remaining maturities or period to repricing of Argo Savings' loan portfolio at December 31, 2000. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. Prepayments and scheduled principal amortization on mortgage loans totaled $77.1 million, $95.6 million, and $48.2 million for the years ended December 31, 2000, 1999, and 1998.

                                                                           LOANS
                                            --------------------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
                                             Commercial                           Direct
                                  One-to-       Real      Commercial     Home    Financing
                                Four-Family    Estate        Loan       Equity    Leases      Other      Total
                                -----------    ------        ----       ------    ------      -----      -----
AMOUNTS DUE:
Within one year                  $ 125,711   $  34,825    $  6,779    $  4,436   $ 18,456   $    564   $ 190,771

After one year:
    One to three years                 486           -           -           -          -         28         514
    Three to five years             28,955       7,047           -           -          -          -      36,002
    Five to ten years                8,995           -           -           -          -          -       8,995
    Ten to twenty years             17,582           -           -           -          -        264      17,846
    Over 20 years                   35,715           -           -           -          -          -      35,715
                                 ---------   ---------    --------    --------   --------   --------   ---------

    Total due after one year        91,733       7,047           -           -          -        292      99,072
                                 ---------   ---------    --------    --------   --------   --------   ---------

Total amounts due                  217,444      41,872       6,779       4,436     18,456        856     289,843

Less:
    Unearned discounts, premiums
      and deferred loan fees, net      880           -           -           -          -          -         880
    Allowance for loan losses        1,678         440          71          47        194         10       2,440
                                 ---------   ---------    --------    --------   --------   --------   ---------

Loans receivable, net            $ 214,886   $  41,432    $  6,708    $  4,389   $ 18,262   $    846   $ 286,523
                                 =========   =========    ========    ========   ========   ========   =========

The following table sets forth at December 31, 2000, the dollar amount of all loans due after December 31, 2001, and whether such loans have fixed or adjustable interest rates.

                                                                         At December 31, 2000
                                                            ---------------------------------------------
                                                                Fixed         Adjustable
                                                                Rates            Rates           Total
                                                                -----            -----           -----
                                                                            (In thousands)
       Mortgage loans:
           One-to-four-family                               $     69,042    $     22,691     $     91,733
           Commercial real estate                                  7,047               -            7,047
       Other                                                         264              28              292
                                                            ------------    ------------     ------------

       Total                                                $     76,353    $     22,719     $     99,072
                                                            ============    ============     ============

         Loan Originations and Purchases. Argo Savings' primary business is the solicitation of savings deposits from the general public and the purchase or origination of both conventional and portfolio loans secured by one-to-four-family residential and commercial properties. To a lesser extent, the Savings Bank also originates commercial loans, home equity loans, and other consumer loans, including consumer credit card facilities, initiated in the current period through the umbrellabank.com Internet banking division. In prior periods and in limited amounts, the Savings Bank has also purchased discounted loans. Discounted loans are residential real estate secured loans for which the borrowers may not be current as to payment of principal and interest, or which may be comprised of incomplete or non-standard documentation loans. Discounted loans were purchased with a view toward bringing such loans current for the Savings Bank's portfolio, for resale in the secondary market, or for foreclosure and liquidation. New investments in discounted loans were discontinued by the Savings Bank in 1998. Primarily as a result of its discounted loan activities, the Savings Bank's level of non-performing loans to total loans has been historically higher than that of its peers. The Savings Bank continues to purchase performing seasoned one-to-four-family mortgage loans. For the year ended December 31, 2000, $5.8 million of such loans were purchased by the Savings Bank.

         One-to-Four-Family Residential Loans. Argo Savings originates, purchases, and sells fixed-rate and ARM loans secured by one-to-four-family residences. At December 31, 2000, the Savings Bank's one-to-four-family loan portfolio totaled $217.4 million, or 75.0% of Argo Savings' total loan portfolio. The loans generally fall into three categories: (1) Conventional Loans--loans which conform to all of the underwriting guidelines of Fannie Mae and Freddie Mac ("Agency Qualified"); (2) Expanded Criteria Loans--loans which are (a) not Agency Qualified, generally due to the borrower's credit profile,
(b) not as readily saleable in the secondary market as Conventional Loans and
(c) generally fixed-rate loans which are originated at interest rates higher than those of fixed-rate Conventional Loans; and (3) Portfolio ARM loans which are (a) not Agency Qualified, (b) originated under specific criteria set forth by Argo Savings and (c) not Conventional or Expanded Criteria Loans.

         Portfolio loans are adjustable rate and, to a lesser extent, fixed rate mortgage loans with principal balances that range from $10,000 to $275,000 and which are not necessarily Agency Qualified. The yield on these loans is generally 100 basis points higher than the yield on Agency Qualified loans. Portfolio loans are generally retained by Argo Savings. From time to time, however, the Savings Bank has made strategic sales of such loans. Argo Savings also originates portfolio loans which are jumbo residential mortgage loans. Jumbo loans have principal balances that generally range between $300,000 and $650,000. Jumbo ARM loans under $600,000 are generally held in Argo Savings' loan portfolio, while other jumbo mortgage loans are originated for sale. The yield on jumbo loans is generally between 125 and 375 basis points higher than the yield on Agency Qualified loans. Origination of portfolio loans is conducted through the Margo conduit.

         Since September 1996, Argo Savings has expanded its portfolio loan product offerings to include the origination of Expanded Criteria Loans. These loans are originated, in many instances, when the borrower's credit profile, or some aspect of the loan, does not adhere to the Agency underwriting guidelines. Expanded Criteria Loans are perceived by management as being advantageous to the Savings Bank because they have generally lower loan-to-value ratios, higher origination and servicing fees and can be offered at generally higher rates of interest than Agency Qualified loans. In addition, management believes that it has the necessary resources to adequately service Expanded Criteria Loans as well as the experience to resolve loans that may become non-performing.

         The Savings Bank requires title insurance to insure the priority of its lien on all of its mortgage loans. It also requires fire, flood, and casualty insurance on all its properties securing loans provided by Argo Savings and mortgage insurance on all loans with a loan-to-value of greater than 80%.

         Commercial Real Estate Lending and Commercial Loans. Since 1999, Argo Savings has significantly increased its commercial loan and commercial real estate lending activities. Historically, the Savings Bank has originated and purchased small numbers of real estate secured commercial loans for the acquisition or refinance of existing multifamily (5-12 unit), small office building and income producing commercial properties, located within the Savings Banks' primary market area.

         Beginning in 1999, however, Argo Savings began to expand its commercial lending activities. Working with primarily local developers in its market area, and often participating with other local lenders, the Savings Bank has increased its commercial real estate secured loan portfolio, concentrating new credit facilities in residential development and construction loans. Commercial residential development and construction loans are generally first lien secured revolving credit facilities, provided on a short-term (less than two years) basis at rates tied to the prime rate of interest. Repayment occurs as units are sold, with the Savings Bank requiring up to 100% of the net proceeds of closing be paid prior to partial release, after provision for agreed upon customary sale expenses. Loans generally require the full personal guarantees of the principals, are subject to pre-sale and other project success criteria before disbursements are authorized, are subject to interim inspection and are fully insured with all disbursements made through title company escrows. Argo Savings' underwriting requirements must be fully satisfied prior to loan approval, and include Phase I environmental testing, FIRREA appraisals and pro-forma project financials and appropriate market studies and absorption analysis.

         In addition to commercial residential development and construction loans originated in the Savings Bank's primary market area, Argo Federal has also participated in a number of similarly structured, larger bank originated commercial real estate loans secured by properties outside the Chicagoland area. These commercial real estate secured loans are also primarily residential development and construction loans, principally concentrated in the greater Denver, Colorado area. Lead lending institutions generally make loan disbursements for acquisition and development expenses prior to disbursements by Argo Savings, which seeks to structure the majority of these revolving credit participations on a 'last-in, first-out' basis. Out of territory commercial residential development and construction loans are subject to all of the Savings Bank's underwriting and lending policies, and are periodically inspected by management during on-site due diligence review.

         Argo Savings' believes that prudent commercial lending operations can provide the Savings Bank with shorter term, higher yielding assets, facilitating portfolio diversification and improved interest rate risk management. Toward this end, the Savings Bank together with three Illinois-based lending institutions, organized a non-majority owned Illinois corporation ("Commercial Loan Corporation") for the origination and distribution of participation interests in commercial credit facilities, concentrated primarily in the greater Chicago and suburban area. Through this venture, Argo Savings' expanded commercial real estate lending activities have also included the origination of and participation in permanent financing credits secured by small office facilities and user owned commercial properties, primarily in the Chicagoland market area. In certain instances and to a lesser extent, non-real secured commercial loans have also been granted, financing the acquisition of equipment and receivables and providing working capital loans. The Savings Bank has also acquired interests in portfolios of charter school lease transactions ("Direct Financing Leases"), which are primarily non-real estate secured commercial loans used for the acquisition of equipment and development of educational facilities, primarily in the southeastern and southwestern United States. Direct Financing Leases are generally short-term in nature, provide returns to the Savings Bank tied to the prime rate of interest, are often tax-qualified exempting interest earned from federal taxation, and are fully guaranteed from loss of principal by originating institutions.

         Commercial real estate lending and commercial loans often entail significant additional risks as compared with one-to-four-family residential property lending. Commercial real estate loans typically involve larger loan balances to a single borrower or groups of affiliated borrowers. The payment experience on such loans is typically dependent on the successful sale or operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for housing, office and retail space, and as such may be subject to a greater extent to adverse conditions in the economy generally. At December 31, 2000, Argo Savings' commercial and commercial real estate loan portfolio totaled $48.7 million, or 16.8% of Argo Savings' total loan portfolio, which included $41.9 million of commercial real estate secured loans and $6.8 million of other secured commercial loans. The Savings Bank also had $18.4 million of direct financing leases at December 31, 2000, which represented 6.4% of the total portfolio.

         Consumer Lending. Argo Savings generates various types of consumer loans, primarily home equity secured loans and, most recently, credit card loans offered through the umbrellabank.com division of the Savings Bank. Portfolio home equity loans are typically revolving credit facilities requiring monthly payment of interest only tied to the prime rate of interest for terms of up to seven years, and are generally secured by the borrower's primary residence at loan-to value ratios not exceeding 80% after deduction for any superior lien. Credit card facilities are offered by the Savings Bank through its Internet division, in amounts and at rates determined after qualitative analysis of the consumer 's credit report and previous credit use, patterns and history. Credit card offerings include Platinum, gold and basic card products, as well as secured credit card accounts, with rates and fees that vary with the product chosen. At December 31, 2000, Argo Savings' consumer loan portfolio totaled $5.3 million, or 1.83% of Argo Savings' total loan portfolio, which included $4.4 million of home equity loans, $465,000 in outstanding credit card facilities, and $391,000 of other consumer loans.

         Loan Approval and Underwriting. Upon receipt of a loan application, credit reports are ordered to verify specific information relating to a loan applicant's employment, income, assets and credit standing, and for independent verification of all credit, income and liability information provided by the applicant. In the case of a request for a real estate secured loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Savings Bank's Board of Directors, with commercial development projects and loans also requiring the submission of, among other criteria, Phase I environmental reports, pro-forma project financials, appropriate market studies and absorption analysis, operating or construction budgets, leases, and may be subject to pre-sale and other project success criteria. Upon completion of the loan application processing activities, all loan files are presented to the Savings Bank's loan underwriters if the loan is originated on behalf of the Savings Bank, or to third party investors if the loan is originated for immediate sale. Loan applicants are promptly notified in writing of the final determination of the loan request.

         Statistics regarding loan applications, including those both denied and approved, are retained by Argo Savings, and reported annually under the Home Mortgage Disclosure Act. Quality control procedures verifying data obtained through loan processing activities are in place at the Savings Bank.

         Loan Origination and Other Fees. In addition to interest earned on loans and commitments for making loans, the Savings Bank earns fees in connection with originating loans. Origination fees are a percentage of the principal amount of the mortgage loan charged to the borrower for the granting of the loan. Loan fees are accounted for by deferring all loan origination fees and certain direct costs associated with originations. Net deferred fees or costs are amortized as yield adjustments over the life of the related loans using the interest method, adjusted for estimated prepayment based on the Savings Bank's historical prepayment experience. At December 31, 2000, Argo Savings had $880,000 in net deferred loan fees that will be recognized in future periods.

         Problem Assets and Asset Classification. In accordance with Federal regulations, loans and other assets are reviewed by the Savings Bank on a regular basis for a determination of need to classify such assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor, or of the current realizable value of the collateral pledged. "Substandard" assets include those characterized by the "distinct possibility" that Argo Savings will sustain "some loss" if the deficiencies noted are not corrected. Assets classified as "Doubtful" have all the weaknesses inherent in those classified as "Substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of "currently existing facts, conditions and values," "highly questionable and improbable." Assets classified as "Loss" are those with weaknesses and characteristics considered "uncollectable" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. An allowance for losses is established in amounts deemed prudent by management. When an asset is classified as "Loss," the Savings Bank is required to establish a specific allowance for such losses equal to 100% of the amount of the asset so classified, or to charge-off such amount. Argo Savings' policy is to stop accruing interest for any loan in excess of 90 days delinquent separate from management's analysis as to the future collectibility of interest.

         At December 31, 2000, Argo Savings had $4.4 million of loans classified as Substandard or Doubtful and $2.5 million of real estate acquired through foreclosure or deed in lieu of foreclosure ("REO"). At December 31, 2000, Argo Savings had no assets classified as Loss. Excluded from the loans information is the $1.0 million of discounted loans ninety days or more past due. Management does not consider these loans non-performing and thus excludes them from all non-performing loan analyses and from all general valuation allowance analyses. Management evaluates collectibility of discounted loans receivable on an aggregate pool basis.

         REO or real estate in judgment is carried at the lower of the fair market value less cost to dispose or the related loan balance at the date of foreclosure. An allowance for loss is established by a charge to operations or a transfer from the allowance for loan losses if the carrying value of REO exceeds its fair value less cost to dispose. The disposition of REO is generally outsourced by Argo Savings, with agents of the Savings Bank contracting for security and maintenance of REO, listing REO with real estate brokers for sale, submitting offers to purchase to Argo Savings for review and approval, and arranging for final sale of REO utilizing attorneys and title companies licensed in the jurisdiction where REO is located. The disposition of REO related to discounted loans is managed by employees of the Savings Bank.

         The following table sets forth information with respect to the Savings Bank's non-performing assets as of the dates indicated. As of the dates shown, the Savings Bank had no restructured loans.

                                                                             At December 31,
                                                      ---------------------------------------------------------
                                                                         (Dollars in Thousands)
                                                         2000        1999         1998       1997        1996
                                                         ----        ----         ----       ----        ----
Non-performing loans (1)(2)                           $   4,438   $   6,039   $   6,518   $   5,525    $  3,942
Foreclosed real estate, net (3)                           2,498       2,280       3,875       4,251       3,913
                                                      ---------   ---------   ---------   ---------    --------

Total non-performing assets                           $   6,936   $   8,319   $  10,393   $   9,776    $  7,855
                                                      =========   =========   =========   =========    ========

Allowance for loan losses as a
  percentage of net loans receivable (1)                    .87%        .58%         .40%        .53%        .53%
                                                      =========   =========   ==========  ==========   =========

Allowance for loan losses to non-performing
  loans (1)                                               54.98%      25.68%       14.42%      14.73%      16.87%
                                                      =========   =========   ==========  ==========   =========

Non-performing loans as a percentage of
  loans receivable (1)                                     1.59%       2.25%        2.80%       3.57%       3.12%
                                                      =========   =========   ==========  ==========   =========

Non-performing assets as a percentage of
  total assets (4)                                         1.50%       2.12%        3.45%       4.25%       3.53%
                                                      =========   =========   ==========  ==========   =========

(1) All non-performing loan totals exclude discounted loans receivable ninety days or more past due which at December 31, 2000, 1999, 1998, 1997, and 1996 amounted to $1.0 million, $1.7 million, $3.0 million, $6.2 million, and $15.5 million. All net loan totals exclude discounted loans receivable, which at December 31, 2000, 1999, 1998, 1997, and 1996 amounted to $7.1 million, $9.1 million, $12.4 million, $30.6 million, and $47.7 million.
(2)  At December 31, 2000, $446,000 or 10.1% of the $4.4 million in non-performing loans represent loans originated by the Savings Bank. The remaining loans represent loans purchased by the Savings Bank.
(3) Includes $582,000 of REO related to the discounted loans receivable portfolio at December 31, 2000.
(4) Restated to reflect impact reduction in total assets for assets of discontinued operations.

         The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                                              At December 31, 2000                                 At December 31, 1999
                                    30-89 Days              90 Days or More             30-89 Days             90 Days or More
                                              Loans                     Loans                      Loans                    Loans
                                 Number    Receivable,     Number    Receivable,     Number     Receivable,    Number    Receivable,
                                of Loans       Net        of Loans       Net        of Loans        Net       of Loans       Net
                                --------       ---        --------       ---        --------        ---       --------       ---
                                                                        (Dollars in Thousands)
Mortgage loans:
   One- to four-family.......      69        $ 3,551          66       $ 4,257          78          $3,364        86       $ 6,039
   Commercial real estate....       -              -           -             -           -              -          -             -
                                  ---         ------      ------        ------      ------        -------      -----        ------

   Total mortgage loans......      69          3,551          66         4,257          78           3,364        86         6,039

     Home equity                    6            179           1            74           -             -           -            -
     Commercial loans               -              -           -             -           -             -           -            -
      Direct financing leases       -              -           -             -           -             -           -            -
     Other loans.............       -              -           4           107           -             -           -            -
                               ------       --------    --------        ------     -------        ------     -------        -----

       Total.................      75        $ 3,730          71       $ 4,438         78         $ 3,364        86        $ 6,039
                               ======        =======     =======       =======     ======         =======     =====        =======

Delinquent loans to total
   loans receivable (1)......                   1.33%                     1.59%                     1.25%                     2.25%
                                                ====                      ====                      ====                      ====

                                                   At December 31, 1998
                                    ----------------------------------------------------
                                         30-89 Days              90 Days or More
                                    ---------------------    ----------------------
                                                  Loans                      Loans
                                     Number    Receivable,     Number     Receivable,
                                    of Loans       Net        of Loans        Net
                                    ---------- ------------- ----------- ---------------
                                                  (Dollars in Thousands)
Mortgage loans:
   One-to-four-family..........         114         $ 6,042       100         $6,128
    Commercial real estate                1             112         2            225
                                    -------          ------      ----         ------

   Total mortgage loans........         115           6,154       102          6,353

    Commercial                            -               -         -              -
    Home equity                           5             248         1             89
    Direct financing leases               -               -         -              -
   Other                                  2              25         2             76
                                       ----          ------      ----         ------

       Total...................         122         $ 6,427       105         $ 6,518
                                       ====         =======      ====         =======

Delinquent loans to total
   loans receivable (1)........                        2.76%                    2.80%
                                                      =====                     ====

----------------------
(1) Excludes balances related to portfolio of discounted loans receivable.

         Analysis of Allowance for Loan Losses. The allowance for loan losses is maintained at a level determined to be adequate by management to absorb charge-offs of loans deemed uncollectible. At December 31, 2000, the Savings Bank experienced a decrease in the percentage of net loans 90 days or more delinquent from 2.25% of total loans receivable and loans held for sale (excluding discounted loans) at December 31, 1999 to 1.59% of total loans receivable and loans held for sale (excluding discounted loans) at December 31, 2000. The allowance for loan losses balance at December 31, 2000 was $2.4 million or .87% of loans receivable excluding discounted loans receivable. The increase in the allowance for loan losses was primarily due to growth in the Savings Bank's commercial real estate and commercial loan portfolios. The commercial real estate and commercial loan balances totaled $48.7 million at December 31, 2000 compared to $16.3 million at December 31, 1999.

         Determination of an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. Primary considerations in this evaluation are prior loan loss experience, the character and mix of the loan portfolio, adverse situations which may affect a borrower's ability to repay, size of the loan portfolio, business and economic conditions and management's estimate of probable losses. While management uses all available information, including the monitoring of the economic conditions in the geographic regions in which the loan portfolio is located, future additions to the allowance may be necessary based on estimates that are susceptible to significant revision as a result of changes in economic conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review Argo Savings' allowance for loan losses. Such agencies may require Argo Savings to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

         The allowance was increased in the fourth quarter of 2000 due to purchases in the fourth quarter of direct finance leases and commercial and commercial real estate loans, which are considered of higher risk than the Bank's traditional loan products primarily secured by residential real estate. The allowance was also increased to bring the ratio of the allowance to gross loans closer to that of peer financial institutions, as recommended by the Savings Bank's primary regulator.

The following table sets forth information with respect to Argo Savings' allowance for loan losses by loan category for the years and at the dates indicated.

                                                     2000        1999        1998         1997              1996
----------------------------------------------------------------------------------------------------------------------
Balance at beginning of year:
   Mortgage loans:
     One-to-four-family........................     $  1,298    $   687      $   561      $   412        $    330
     Commercial real estate....................           14         14           14           14              14
   Commercial..................................          216        216          216          216             216
   Direct finance leases.......................            -          -            -            -               -
   Home equity.................................            -          -            -            -               -
   Other.......................................           23         23           23           23              27
                                                    --------    -------      -------      -------        --------
     Total.....................................        1,551        940          814          665             587

Provision Reallocation for loan losses:
   Mortgage loans:
     One-to-four-family........................          709        965          355          210             248
     Commercial real estate....................          426          -            -            -               -
   Commercial..................................         (145)         -            -            -               -
   Direct finance leases.......................          194          -            -            -               -
   Home equity.................................           47          -            -            -               -
   Other.......................................          (13)         -            -            -               -
                                                  ----------    -------      -------   ----------      ----------
     Total.....................................        1,218        965          355          210             248

Purchased allowance on one-to-four-family loans            -         -            30           -                -

Charge-offs:
   Mortgage loans:
     One-to-four-family........................         (329)      (354)        (259)         (61)           (166)
     Commercial real estate....................            -          -            -            -               -
   Commercial..................................            -          -            -            -               -
   Direct finance leases.......................            -          -            -            -               -
   Home equity.................................            -          -            -            -               -
   Other.......................................            -          -            -            -              (4)
                                                    --------    -------      -------      -------        --------
     Total.....................................         (329)      (354)        (259)         (61)           (170)
                                                    --------    -------      -------      -------        --------

Balance at end of year:
   Mortgage loans:
     One-to-four-family........................        1,678      1,298          687          561             412
     Commercial real estate....................          440         14           14           14              14
   Commercial .................................           71        216          216          216             216
   Direct finance leases.......................          194          -            -            -               -
   Home equity.................................           47          -            -            -               -
   Others......................................           10         23           23           23              23
                                                    --------    -------      -------      -------        --------
     Total.....................................     $  2,440   $  1,551     $    940     $    814        $    665
                                                    ========   ========     ========     ========        ========

Ratio of net charge-offs during the period to net
   loans receivable, excluding discounted loans          .12%       .03%         .01%         .01%            .08%
                                                    ========   ========     ========      =======        ========
Ratio of allowance for loan losses to net loans
   receivable, excluding discounted loans......          .87%       .58%         .40%         .53%            .53%
                                                    ========    =======     ========      =======        ========


PURCHASED MORTGAGE SERVICING RIGHTS

         Argo Savings' principal investment in purchased mortgage servicing rights is through a $3.2 million equity interest in a limited partnership whose business activities are to purchase mortgage servicing rights ("PMSRs") and a $1.2 million investment in subordinated debentures of the partnership. The MSRs were acquired in prior periods, for a purchase price based on the present value of the expected future stream of cash flows, computed by using a discount rate that management considered to approximately reflect the risk associated with the investment, and using a loan prepayment assumption. Management did not purchase PMSRs with recourse servicing, thus the Company is not subject to the risk of and costs (including foreclosure costs) associated with borrower default on the underlying loans.

         The value of PMSRs generally decreases in a declining interest rate environment and increases in a rising interest rate environment, due to changes in prepayment speeds. The value of mortgage loans, comprising the majority of the Savings Bank's assets, decreases in a rising interest rate environment and increases in a declining interest rate environment. Thus, the value of PMSRs act as a hedge against the value of mortgage loans in Argo Savings' portfolio in a changing interest rate environment. A secondary benefit derived from the PMSRs is the associated interest free custodial accounts comprised of the borrowers' taxes and insurance escrows and, for a short time period, the float on their principal and interest payments. The custodial balances are maintained in non-interest-bearing accounts and are not affected by changes in interest rates. The custodial balances relating to the servicing owned at December 31, 2000, were $5.0 million.

         There are several unaffiliated equity investors in the limited partnership. The purchase of the PMSRs is leveraged, allowing the limited partnership to purchase PMSRs equaling one to three times the equity investment by its partners. The cost of the borrowings, as well as the servicing income and expense and related amortization, is recorded at the limited partnership level. Subject to approval by the limited partners, the task of finding and acquiring the PMSRs controlled by the limited partnership, as well as all associated administrative duties, is assigned to Dovenmuehle Mortgage, Inc. ("DMI"), the general partner of the limited partnership. DMI also sub-services the PMSRs in the partnership. At the end of five years, or at such time as the investors may agree, the PMSRs will be sold and the proceeds divided pro-rata among the investors.

         Mortgage servicing activities have interest rate and prepayment risk. The amount of servicing fees earned and the amortization of servicing rights fluctuate based on changes in market interest rates, which effect of the average life of the underlying residential mortgage loans. Prepayment of the mortgage loans may be influenced by a variety of economic, geographic, social, and other factors and, most importantly, the difference between interest rates on the mortgage loans underlying the PMSRs and prevailing mortgage rates available for comparable mortgages.

         Each quarter, financial statements are issued to the limited partnership by DMI, and the pro-rata share of the income for each investor is calculated by DMI. Argo Savings records its share of income or loss on the equity method for the partnership investment. The limited partnership is audited annually by an independent auditor and an independent third party valuation of the partnership's PMSR is performed quarterly. In addition, unaudited financial statements of the limited partnership are distributed quarterly by DMI to each investor. The audited financial statements, the unaudited quarterly financial statements and the quarterly valuations are sent directly to each equity investor.

         At December 31, 1998, the independent valuation showed an appraised value lower than the current book value. The general partner recorded a valuation allowance. Argo Savings' proportionate share of the writedown was $1.4 million which Argo Savings recorded based upon information received from DMI. During 1999, $1.2 million of Argo's investment was converted to subordinated debentures which yield interest at 30%. Although the latest independent appraisal dated November 30, 2000 supported the carrying value at that date, management chose to increase its valuation reserve on the PMSRs by $300,000 during the fourth quarter of 2000 due to the effects of the rapidly declining interest rate environment in December 2000.

         In addition to its investment in the limited partnerships, at December 31, 2000, the Savings Bank had a $397,000 investment in a PMSR portfolio that it owns directly. At December 31, 2000, this directly owned PMSR portfolio consisted of 771 mortgage loans having an outstanding principal balance of $29.3 million.

INVESTMENT ACTIVITIES

         The Savings Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Savings Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 2000, the Savings Bank's liquidity ratio (liquid assets as a percentage of deposits and borrowings payable in one year or less) was 19.7%

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Savings Bank is to invest funds among various categories of investments and maturities based upon the Savings Bank's asset/liability management policies, liquidity needs and performance objectives, and investment quality and marketability. It is the Savings Bank's general policy to invest in certificates of deposit, overnight funds, and securities of government sponsored entities and federal agency obligations, and other issues that are rated investment grade. At December 31, 2000, the Company had $15.6 million of securities available-for-sale with an aggregate fair value of $14.6 million and $26.5 million of securities held-to-maturity with an aggregate fair value of $26.3 million.

         The Company maintains a portfolio of marketable equity securities, generally comprised the securities of government-sponsored entities, and trust preferred securities, generally comprised of securities of the holding companies for local, regional and national banks, savings banks and savings and loan associations. Generally, the Company has acquired non-control positions in financial institution equities which management believe, after analysis of market pricing, business practices, and earnings potential, were under-valued and represent an opportunity for profit from sales of such securities. At December 31, 2000, the Company and the Savings Bank had $5.6 million in these securities, which are included in the available-for-sale totals above.

         In addition, the Company has been actively trading various marketable equity securities, primarily FNMA and FHLMC stock. These securities are classified as trading and totaled $1.1 million at December 31, 2000, with market value approximately equal to cost.

         The Company owned as of December 31, 2000 $4.0 million of Series B preferred stock issued by GFS Holdings Company in connection with the acquisition of On-Line by GFS. The preferred stock bears interest at 8.625% per annum payable semi-annually. In January 2001, the Company received $3.9 million of cash and a monthly credit of $8,025 against future data processing expenses for a period not to exceed 40 months. The cash and the present value of the monthly data processing credits redeemed the $4 million of the Series B preferred stock outstanding.

         The following table sets forth the composition of the Company's available-for-sale portfolio in dollar amounts and percentages at the dates indicated.

         The following table sets forth the composition of the Company's available-for-sale portfolio in dollar amounts and percentages at the dates indicated.

                                                                       At December 31,
                                             ------------------------------------------------------------------
                                                      2000                    1999                 1998
                                             ------------------------------------------------------------------
                                                Fair       % of        Fair       % of         Fair      % of
                                                Value      Total       Value      Total        Value     Total
                                                -----      -----       -----      -----        -----     -----
DEBT SECURITIES:
    U.S. government agency obligations       $   5,419      37.18%    $ 5,157      35.90%    $ 2,088      28.97%
    Municipal bonds                                375       2.57         378       2.63         380       5.27
    Corporate bonds                              1,623      11.14         393       2.74           -         -
                                             ---------    -------     -------    -------     -------    ------

       Total debt securities                     7,417      50.89       5,928      41.27       2,468      34.24

Equity securities                                2,914      19.99       3,163      22.02       2,441      33.87

Trust preferred securities                       2,650      18.18       3,591      25.00         368       5.10

Mortgage-backed securities:
    Federal Home Loan Mortgage
      Corporation Freddie Mac                       80       0.55          87       0.61         109       1.51
    Federal National Mortgage
      Association Fannie Mae                     1,502      10.31       1,620      11.28       1,797      24.93
                                             ---------    -------     -------    -------     -------    -------
       Total mortgage-backed securities          1,582      10.86       1,707      11.89       1,906      26.44
    Net premium (discount)                          25       0.17          28       0.19          32        .44
    Unrealized loss on securities
      available-for-sale                           (14)     (0.09)        (53)     (0.37)         (7)     (0.09)
                                             ---------    -------     -------    -------     -------    -------
    Net mortgage-backed securities               1,593      10.94       1,682      11.71       1,931      26.79
                                             ---------    -------     -------    -------     -------    -------

       Total securities available-for-sale   $  14,574     100.00%    $14,364     100.00%    $ 7,208     100.00%
                                             =========    =======     =======    =======     =======    =======

FHLB of Chicago stock                        $   2,615     100.00%    $ 2,303     100.00%    $ 1,911     100.00%
                                             =========    =======     =======    =======     =======    =======


         The following table sets forth the composition of the Company's held-to-maturity securities portfolio in dollar amounts and percentages at December 31, 2000 and 1999. The Company held no held-to-maturity securities at December 31, 1998.

                                                             2000                             1999
                                                  -------------------------        -------------------------
                                                   Amortized          % of          Amortized          % of
                                                     Cost             Total           Cost             Total
                                                   ---------      ----------        ---------      ----------

Corporate bonds                                    $     778            2.93%       $     726            2.81%

U.S. agency securities                                24,451           92.19           24,157           93.42

Collateralized mortgage obligations                    1,294            4.88              976            3.77
                                                   ---------      ----------        ---------      ----------

     Total securities held-to-maturity             $  26,523          100.00%       $  25,859          100.00%
                                                   =========      ==========        =========      ==========

The following table sets forth the amortized cost and fair values of the Company's available-for-sale and held-to-maturity securities at the dates indicated.


                                                                   At December 31,
                                         --------------------------------------------------------------------
                                                 2000                   1999                   1998
                                         --------------------------------------------------------------------
                                          Amortized    Fair     Amortized     Fair     Amortized    Fair
                                            Cost      Value       Cost       Value       Cost       Value
                                         --------------------------------------------------------------------
Securities available-for-sale:
   U.S. government agency
     obligations                          $  5,500   $  5,419   $  5,500   $  5,157   $   2,091   $  2,088
   Municipal bonds                             370        375        370        378         370        380
   Corporate bonds                           1,908      1,623        411        393           -          -
   Equity securities                         3,252      2,914      3,761      3,163       2,828      2,441
   Trust preferred securities                3,033      2,650      3,960      3,591         367        368
   Mortgage-backed securities:
     Federal Home Loan Mortgage
       Corporation Freddie Mac                  81         79         88         85         110        109
     Federal National Mortgage
       Association Fannie Mae                1,526      1,514      1,647      1,597       1,827      1,822
                                          --------   --------   --------   --------   ---------   --------
       Total mortgage-backed securities      1,607      1,593      1,735      1,682       1,937      1,931
                                          --------   --------   --------   --------   ---------   --------

Total securities available-for-sale       $ 15,670   $ 14,574   $ 15,737   $ 14,364   $   7,593   $  7,208
                                          ========   ========   ========   ========   =========   ========

FHLB of Chicago stock                     $  2,615   $  2,615   $  2,303   $  2,303   $   1,911   $  1,911
                                          ========   ========   ========   ========   =========   ========

Securities held-to-maturity:
   Corporate bonds                        $    778   $    773   $    726   $    561   $       -   $      -
   U.S. agency securities                   24,451     24,180     24,157     22,545           -          -
   Collateralized mortgage obligations       1,294      1,300        976        976           -          -
                                          --------   --------   --------   --------   ---------   --------

     Total securities held-to-maturity    $ 26,523   $ 26,253   $ 25,859   $ 24,082   $       -   $      -
                                          ========   ========   ========   ========   =========   ========

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of securities as of December 31, 2000.



                                                 More than One Year   More than Five Years     More than Ten
                             One Year or Less       to Five Years         to Ten Years             Years                Total
                          ----------------------------------------------------------------------------------------------------------
                                     Weighted              Weighted              Weighted              Weighted             Weighted
                           Amortized Average     Amortized Average    Amortized   Average   Amortized   Average   Amortized  Average
                             Cost      Yield       Cost      Yield      Cost       Yield       Cost      Yield       Cost      Yield
                          ----------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
   U.S. government and
     agency obligations     $     -       -%       $    -        -%     $1,500       7.50%   $  4,000      7.02%   $  5,500    7.10%
   Municipal bonds (2)            -       -             -        -         370      14.39           -         -         370   14.39
   Corporate bonds                -       -         1,747    11.50         161       8.97           -         -       1,908   10.95
   Trust preferred
     securities               3,033    8.86             -        -           -          -           -         -       3,033    8.86
   Mortgage-backed
     securities
     Federal Home Loan
      Mortgage Corporation
       Freddie Mac               81    5.87             -        -           -          -           -         -          81    5.87
     Federal National
       Mortgage Association
       Fannie Mae             1,526    6.90             -        -           -          -           -         -       1,526    6.90
                            -------                ------               ------               --------               -------
       Total mortgage-
         backed securities    1,607    6.85             -        -           -          -           -         -       1,607    6.85
   Equity securities (1)      3,252       -             -        -           -          -           -         -       3,252       -
                            -------  ------        ------    -----      ------      -----    --------     -----      ------   -----

       Total available-
         for-sale           $ 7,892    8.15%       $1,747    11.50%     $2,031       9.27%   $  4,000      7.02%    $15,670    8.22%
                           ========                ======               ======               ========               =======

HELD-TO-MATURITY:
   Corporate bonds          $     -       -%       $    -        -%     $    -          -%   $    778      7.61%    $   778    7.61%
   U.S. agency securities         -       -         4,000     6.96       3,000       7.25      17,451      7.10      24,451    7.10
   Collateralized mortgage
     obligations              1,294    7.19             -        -           -          -           -         -       1,294    7.19
                            -------                ------               ------               --------               -------
   Total held-to-
     maturity               $ 1,294    7.19%       $4,000     6.96%     $3,000       7.25%   $ 18,229    7.12%$      26,523    7.17%
                           ========                ======               ======               ========               =======

--------------

(1)  Weighted average yield does not include equity securities.
(2) Computed on tax equivalent basis for non-taxable securities (34% statutory tax rate).



SOURCES OF FUNDS AND BORROWINGS

         General. Deposits are the major source of Argo Savings' funds for lending and other investment purposes. In addition to deposits, Argo Savings derives funds from loan principal repayments, proceeds from sales of loans, borrowings, and the custodial balances associated with MSRs. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and market conditions. Additionally, the Company's sources of funds include borrowed money, which includes advances from the FHLB, a margin account and federal funds purchased. In addition, the Company has issued junior subordinated debentures. Borrowings may be used to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes.

         Deposits. Argo Savings offers a number of deposit accounts, including tiered passbook accounts, NOW accounts, money market accounts and certificate accounts currently ranging in maturity from seven days to five years. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the period the funds must remain on deposit and the interest rate. Argo Savings in the past has utilized brokered deposits, and will continue to use this source of funds as needed in the future. Argo Savings had $154.3 million in brokered deposits at December 31, 2000. Argo Savings has traditionally priced its deposit products at or near market rates in its primary markets.

         Deposit Flow. The following table sets forth the composition of and the change in dollar amount of deposit accounts offered by Argo Savings between the dates indicated.



                                Amount at     Percent               Amount at   Percent              Amount at   Percent
                               December 31,  of Total   Increase   December 31, of Total  Increase  December 31, of Total Increase
                                   2000      Deposits  (Decrease)      1999     Deposits (Decrease)     1998     Deposits (Decrease)
                               -----------   --------  ---------   -----------  -------- ---------- -----------  --------  --------
                                                                               (Dollars in thousands)
Non-interest bearing accounts  $   9,744        2.5%   $   3,672   $    6,072       2.0%  $(12,172)   $ 18,244      7.8%    $13,748
Passbook accounts                  5,291        1.4      (14,582)      19,873       6.6     (1,434)     21,307      9.1       3,700
NOW accounts                       4,918        1.3       (5,694)      10,612       3.5      1,567       9,045      3.9         316
Money market accounts             69,035       17.7       64,609        4,426       1.5       (280)      4,706      2.0      (1,517)
                               ---------    -------    ---------   ----------    ------   --------     -------     ----     -------
   Total                          88,988       22.9       48,005       40,983      13.6    (12,319)     53,302     22.8      16,247
                               ---------    -------    ---------   ----------    ------   --------     -------     ----     -------

Certificate accounts:
   4.00% to 4.99%                  9,779        2.5      (38,113)      47,892      15.9     19,401      28,491     12.2      27,617
   5.00% to 5.99%                 32,494        8.4      (86,311)     118,805      39.4    (20,234)    139,039     59.7      76,104
   6.00% to 6.99%                107,869       27.8       14,327       93,542      31.0     81,877      11,665      5.0     (58,297)
   7.00% to 7.99%                149,407       38.4      148,964          443        .1        (32)        475      0.3      (1,038)
   8.00% to 8.99%                      -          -           (8)           8         -          -           8        -        (122)
                               ---------     ------     ---------  ----------    ------   --------    --------    -----     -------
   Total                         299,549       77.1        38,859     260,690      86.4     81,012     179,678     77.2       4,264
                               ---------     ------     ---------  ----------    ------   --------    --------    -----     -------
Total deposits                 $ 388,537      100.0%    $  86,864  $  301,673     100.0%  $ 68,693    $232,980    100.0%    $60,511
                               =========     ======     =========  ==========    ======   ========    ========    =====     =======
Weighted average rate               6.48%                                5.16%                            4.60%
                               =========                           ==========                         ========

          Certificate Accounts. The following table presents the amount of certificate accounts outstanding at December 31, 2000, and the periods to maturity or repricing.


                                                                               Weighted
                                                                               Average
                                                               Amount            Rate
                                                            -----------       ----------
                                                           (In thousands)

Within one year (1)....................................      $  177,566           6.99%
One to three years.....................................          95,286           6.90
Thereafter.............................................          26,697           7.29
                                                             ----------
Total..................................................      $  299,549           6.74%
                                                             ==========


(1) Includes a $13.1 million certificate that will mature on May 21, 2001, and can be renewed at that time.

         At December 31, 2000, Argo Savings had outstandon of certificate of deposit accounts in amounts of $100,000 o or repricing as follows:

                                                                                  Weighted
                                                               Amount           Average Rate
                                                           --------------       ------------
                                                           (In thousands)
Three months or less....................................      $    4,271             5.98%
Over three through six months...........................          23,063             6.56
Over six through 12 months..............................          22,254             6.79
Over 12 months..........................................          32,344             7.02
                                                              ----------
Total...................................................      $   81,932             6.77%
                                                              ==========

         Argo Savings had pledged securities with principal balances totaling approximately $345,000 and $3.3 million at December 31, 2000 and 1999, as collateral to secure certain public deposits. In addition to securities pledged at December 31, 2000 and 1999, the Savings Bank also had letters of credit totaling $14.3 million as collateral to secure several State of Illinois certificates. The total State of Illinois certificates secured by letters of credit and securities totaled approximately $13.1 million and $15.5 million in at December 31, 2000 and 1999.

         Deposit Activity. The following table sets forth the deposit activities of the Savings Bank for the years indicated.

                                                                    Year Ended December 31,
                                                         -----------------------------------------------
                                                             2000            1999              1998
                                                         -------------    ------------     -------------
                                                                         (In thousands)
Deposits in excess of withdrawals...........               $ 181,360        $  56,151       $   77,287
Sale of branch deposits.....................                (113,585)               -          (12,941)
Interest credited...........................                  19,089           12,542            9,414
                                                           ---------        ---------       ----------
  Net increase in deposits..................               $  86,864        $  68,693       $   73,760
                                                           =========        =========       ==========

          Although savings deposits are the primary source of funds for Argo Savings' lending and investment activities and for its general business purposes, Argo Savings can also borrow funds from the FHLB. As an FHLB member, Argo Savings is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States Government or its agencies) provided certain standards related to creditworthiness have been met. At December 31, 2000, Argo Savings had $12.8 million of fixed rate advances from the FHLB with interest rates ranging from 6.13% to 8.43% and a weighted rate of 6.49%.

         The margin account loans are from third-party securities brokers. The rate of interest on the loans is negotiated with the brokers. The margin account loans were secured at December 31, 2000 by securities held by the brokers having market values of $9.9 million.
         The following table sets forth information regarding borrowings by the Company on a consolidated basis at the end of and during the year indicated. The borrowings at and during the year consisted of FHLB advances, junior subordinated debt, promissory notes and federal funds purchased. The weighted average was computed on a monthly average basis.

                                                                                     At December 31,
                                                                     ----------------------------------------------
                                                                        2000               1999              1998
                                                                     ------------       ------------      ---------
                                                                                  (Dollars in thousands)


Weighted average interest rate at end of year on:
FHLB advances........................................                     6.49%              5.56%             6.10%
Junior subordinated debt.............................                     11.00              11.00            11.00
Other borrowings.....................................                     8.92               7.79              7.71

Maximum amount of borrowings outstanding at any month end:
FHLB advances........................................                  $29,732            $34,932           $20,132
Junior subordinated debt.............................                   17,250             17,250            17,250
Other borrowings.....................................                    5,930              5,404            14,658

Average borrowings outstanding with respect to:
FHLB advances........................................                  $19,611            $34,432           $18,987
Junior subordinated debt.............................                   17,180             17,250             2,680
Other borrowings.....................................                    6,162              3,388            12,624
                                                                       -------            -------           -------
     Total ..........................................                  $42,953            $55,070           $34,291
                                                                       =======            =======           =======

Weighted average interest rate during the year paid on:
FHLB advances........................................                     6.55%              5.35%             5.69%
Junior subordinated debt.............................                    11.11              11.04             11.00
 Other borrowings....................................                     7.59               8.67              8.60
     Total Weighted Average..........................                     8.52               7.35              7.18


SUBSIDIARIES

         Argo Savings has a wholly owned subsidiary, Dolton-Riverdale Savings Service Corp. ("Dolton-Service"). At December 31, 2000, Argo Savings had an equity investment in Dolton-Service of $1,284,000, the assets of Dolton-Service include 50,000 shares of Synergy Class A common stock valued at $15.00 per share, 16,666 shares of Synergy Convertible Preferred Stock also at $15.00 per share, 11,630 shares of FBA Bancorp, Inc., the Parent Company of the First Bank of the Americas, S.S.B., valued in total at $125,000. In addition, during the twelve months ended December 31, 2000, Dolton-Service purchased 2,500 shares of Commercial Loan Corporation ("CLC") at a total purchase price of $125,000. CLC, which is owned by Chicagoland financial institutions, underwrites, documents, and services commercial loans for financial institution investors and such loans. At December 31, 2000, CLC originated 122 loans aggregating $36.0 million, which were funded through 48 pools. The rates paid on the pools to the investors, including the Bank, ranged from 7.50% to 9.50% and consisted of both fixed and variable rates. As of December 31, 2000, the Bank had purchased interest in twenty-five (25) pools aggregating $14.8 million.

         On June 24, 2000, the Company incorporated a wholly owned subsidiary, Argo Redemption Corporation, an Illinois corporation ("ARC"). ARC was chartered to effectuate, from time to time, purchases of the Company's outstanding Capital Securities by tender, in the open market or by private agreement. Acquisitions through the over-the-counter dealer market are anticipated to comprise the majority of purchase activity. As of December 31, 2000, ARC had acquired 66,293 shares of Argo Capital Trust Preferred securities at an average price of $8.61 per share.

COMPETITION

         Argo Savings faces strong competition in attracting deposits and in originating loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and community banks, as well as from commercial banks located in its primary market area. Particularly in times of high interest rates, the Savings Bank also faces additional significant competition for investor funds from short-term money market securities and other corporate and government securities. Argo Savings' competition for loans comes principally from other thrift institutions, commercial banks and mortgage banking companies. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions, as well as the expansion of retail banking services into the Internet.

         The Savings Bank competes for loans principally through the interest rates and loan fees it charges, extensive mortgage product offerings, and the efficiency and quality of the services it provides borrowers, real estate brokers and home builders. It competes for deposits by offering consumers a wide variety of savings, checking, money market and certificate of deposit accounts, and expanded convenience of branch office facilities, a network of ATM machines and the 24/7 availability of its umbrellabank.com Internet retail delivery channel.

         Argo Savings competes with many financial institutions in its current primary market area, most of which have assets which are significantly larger than the assets of the Savings Bank. Management considers the Savings Bank's reputation for financial strength and customer service as a major competitive advantage in attracting and retaining customers in its market area. The Savings Bank also believes it benefits from its use of available technologies to provide low cost, accessible banking services, reflected by its growing core deposit base in both the retail banking facilities it currently operates, as well as the umbrellabank.com Internet division of Argo Savings.

PERSONNEL

         Effective October 1, 1999 the Company entered into a Client Services Agreement with Synergy, a professional employer organization. Under the Client Services Agreement, all employees of the Company were transferred to Synergy with Synergy assigning employees to the Company as the workplace employer. At December 31, 2000, 47 employees of Synergy were assigned to the Company.

                           REGULATION AND SUPERVISION

GENERAL

         The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Savings Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

         Argo Savings is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Savings Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Savings Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.

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

HOLDING COMPANY REGULATION

         The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Savings Bank continues to be a qualified thrift lender ("QTL"). Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% the voting stock of a company engaged in impermissible activities.

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


RECENT REGULATORY DEVELOPMENTS

         The Gramm Leach-Bliley Act (the "Act"), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through "financial subsidiaries", in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

         The Act limits the non-banking activities of unitary savings and loan holding companies by generally prohibiting any savings and loan holding company from engaging in any activity other than activities that are currently permitted for multiple savings and loan holding companies or are permissible for financial holding companies (as described above) (collectively "permissible activities"). The Act also generally prohibits any company from acquiring control of a savings association or savings and loan holding company unless the acquiring company engages solely in permissible activities. The Act creates an exemption from the general prohibitions for unitary savings and loan holding companies in existence, or formed pursuant to an application pending before the OTS, on or before May 4, 1999.

         Although various bank regulatory agencies have issued regulations as mandated by the Act, except for the jointly issued privacy regulations, the Act and its implementing regulations have had little impact on the daily operations of the Company and the Bank and, at this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company or the Savings Bank.

         The OTS is currently proposing to require certain savings and loan holding companies to notify the OTS before engaging in, or committing to engage in, a limited set of debt transactions, transactions that reduce capital, certain asset acquisitions, and other transactions. The proposal would generally exclude savings and loan holding companies whose subsidiary savings associations' assets represent a small percent of consolidated assets and holding companies that would have consolidated tangible capital of 10% or greater following the transaction. The OTS is also currently seeking comment on its proposal to codify its current practices for reviewing the capital adequacy of savings and loan holding companies and, when necessary, requiring additional capital on a case-by-case basis.

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

         The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two-quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 2000, Argo Savings met each of its capital requirements.

         The following table presents Argo Savings' capital position, amounts and ratios at December 31, 2000:




                                             (Dollars in thousands)
                                Actual       Required      Excess       Actual     Required
                                Amount        Amount       Amount      Percent      Percent
Tangible....................   $ 26,448     $  6,669       $19,779       5.95%         1.5%
Risk-based:
  Tier I (core).............     26,448        9,409        17,039      11.24          4.0
  Total.....................     28,912       18,617        10,295      12.29          8.0


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

         In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF" -- the deposit insurance fund that covers most commercial bank deposits) members paid 1.22 basis points. Between January 1, 2000, and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2000, the FICO assessment rate for SAIF members ranged between approximately 21 basis points and approximately 59 basis points, while the FICO assessment rate for BIF members ranged between approximately 12 basis points and approximately 21 basis points. Argo Savings' assessment rate for the year ended December 31, 2000 was 6.1 basis points and the premium paid for this period was $62,000, which was applied toward the payment of FICO bonds. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Savings Bank.

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

APPLICABLE LEGISLATION.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2000, Argo Savings' limit on loans to one borrower was $3.8 million. At December 31, 2000, Argo Savings had no loans to one borrower that exceeded this limit. The Savings Bank's authority to approve loans in excess of the regulatory Loan to One Borrower limitation was approved by the OTS under
Section 563.93(d)(3) of OTS Regulations for Insured Institutions, relating to loans provided for the construction of housing units. All other borrowers have aggregate balances below the Savings Bank's limit to one borrower.

         QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities, as well as, recently, education loans, credit card loans and small business loans) in at least 9 months out of each 12 month period. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2000, Argo Savings maintained 88% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Savings Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2000, Argo Savings was classified as a Tier 1 Bank.

         Effective April 1, 1999, the OTS' capital distribution regulation changed. Under the current regulation, an application to and the prior approval of the OTS is required before any distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (generally, compliance with all capital requirements and examination ratings in one of two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still give advance notice to OTS of the capital distribution.

         Liquidity. The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's average liquidity ratio for the year ended December 31, 2000 was 19.79%, which exceeded the applicable requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Savings Bank's latest quarterly thrift financial report. The assessments paid by the Savings Bank for the fiscal year ended December 31, 2000 totaled $78,000.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement was $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Savings Bank maintained compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         General. The following is a discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to Argo Savings or Argo Bancorp. The Company has not been audited by the IRS during the last ten (10) years. For federal income tax purposes Argo Bancorp and its subsidiaries (except Margo) file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the tax reserve for bad debts, discussed below. Margo Financial Services, LLC files a separate partnership income tax return.

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

         Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20.0%. Only 90.0% of AMTI can be offset by net operating loss carryovers. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, Argo Savings' AMTI is increased by an amount equal to 75.0% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). AMT cannot be reduced by tax credits, other than foreign tax credits. Accordingly, the Savings Bank's low income housing tax credits may not be used to reduce AMT. The AMT has limited the utilization of these tax credits in 2000, 1999, and 1998.

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

STATE AND LOCAL TAXATION

         State of Illinois. The Company and Argo Savings file Illinois income tax returns. For Illinois income tax purposes, the Company and Argo Savings are taxed at an effective rate equal to 7.18% of Illinois Taxable Income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois taxable income of the Savings Bank.

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

ACCOUNTING MATTERS

         Statement of Financial Accounting Standards (Statement) No. 133 on derivatives was adopted on January 1, 2001, and requires all derivatives to be recorded at fair value in the balance sheet, with changes in fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect on the Company.

ITEM 2.  PROPERTIES

         The Company is located and conducts its business at its home office in Chicago, Illinois, located at 2154 West Madison Street, Chicago. The Savings Bank conducts its business through its home office and one additional branch office located in Dolton, Illinois.

         On June 29, 1999, Argo Savings sold its five operating properties located at 7600 West 63rd Street and 5818 South Archer Road, Summit, Illinois; 8267 South Roberts Road, Bridgeview, Illinois; 2154 West Madison Street, Chicago, Illinois; and 14076 Lincoln Avenue, Dolton, Illinois, to a nonaffiliated third party for an aggregate contractual purchase price of $5,850,000 and simultaneously entered into a 14-year, 2-month operating lease for each of the properties with the new purchaser. Under the terms of the lease, the Savings Bank paid an initial monthly rental of $48,000 per month or $576,000 per year, which increases at the rate of 1% each year commencing January 1, 2000. The sale resulted in a profit of $2,400,000 to the Savings Bank. The profit, under generally accepted accounting principles, was deferred and included into income by the Savings Bank over the lease term. As a result of this sale and leaseback transaction, Agro Savings rents, as opposed to owns, the properties from which it transacts business.

         On November 17, 2000, Argo Savings sold the deposits of three (3) of its five (5) branch banking locations. In conjunction with the deposit sale, the Savings Bank assigned the leases to the Summit and Bridgeview facilities sold in 1999, together with the leased facility not subject to the 1999 sale located at 47 West Polk Street, Chicago, to the deposit acquirer. The Company recorded income, before tax effects, of $591,000 in the fourth quarter of 2000, attributable to the deferred gain on the sale of the Summit and Bridgeview branch office buildings that were sold in June 1999.

         The Company believes that the Argo Savings' current facilities are adequate to meet the present and immediate foreseeable needs of the Company. See
Note 6 to the notes to the consolidated financial statements for the net book value of the property of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 2000, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information relating to the market for Registrant's common equity and related stockholder matters appears under the caption "Shareholder Information" in the Registrant's 2000 Annual Report to Stockholders on page 61 and is incorporated herein by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data appears under the caption "Selected Consolidated Financial Condition and other Data of the Corporation" in the Registrant's 2000 Annual Report to Stockholders on pages 4 and 5 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The above-captioned information appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2000 Annual Report to Stockholders on pages 6 through 18 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The above-captioned information appears under the caption "Quantitative and Qualitative Disclosures about Market Risk" of the 2000 Annual Report to Stockholders on pages 19 through 20 and is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of Argo Bancorp, Inc. and its subsidiaries as of December 31, 2000, 1999, and 1998 together with the report thereon by Crowe, Chizek and Company LLP, appears in the Registrant's 2000 Annual Report to Stockholders, on pages 21 through 60 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2001 under "Information with respect to the Nominee, Continuing Directors and Certain Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

         The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2001 under "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2001 under "Security Ownership of Certain Beneficial Owners" and "Information with respect to the Nominee, Continuing Directors and Certain Executive Officers."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2001 under "Indebtedness of Management and Transactions with Certain Related Persons."

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Registrant and its subsidiaries, together with the Report of Independent Auditors, appearing in the 2000 Annual Report to Stockholders are incorporated herein by reference.

         Report of Independent Auditors.

         Consolidated Statements of Financial Condition as of December 31, 2000 and 1999.

         Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998.

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998.

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

         Notes to the Consolidated Financial Statements.

         The remaining information appearing in the 2000 Annual Report to Stockholders is not deemed to be filed as a part of this report, except as expressly provided herein.

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

         Exhibit No. 10.  Material Contracts.

         10.1 Stockholder Agreement dated as of December 31, 1996, between Argo Bancorp, Inc., The Deltec Corporation Limited, and John G. Yedinak. ***
         10.2     Argo Bancorp, Inc. 1998 Incentive Stock Option Plan.*
         10.3     1996 Argo Bancorp, Inc. Management Recognition and Retention
                  Plan. *
         10.4 Amended and Restated Employment Agreement between Argo Bancorp, Inc. and John G. Yedinak. *
         10.5 Amended and Restated Employment Agreement between Argo Bancorp, Inc. and Frances M. Pitts. *
         10.6     Employment Agreement between Argo Bancorp, Inc. and
                  Colleen A. Kitch*

         Exhibit No. 11.

         11.1 Computation of earnings per share (included in Note 18 to the Company's audited financial statements).

         Exhibit No. 13.

         13.1     Portions of the 2000 Annual Report to Stockholders.

         Exhibit No. 21.

         21.1 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries."

         Exhibit No. 23.

         23.1     Consent of Crowe, Chizek and Company LLP (filed herewith).

         -----------------
                                       41

         * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on July 20, 1998 and any amendments, Registration No. 333-59435.

         (a)(4)  REPORTS ON FORM 8-K

                 Form 8-k was filed with the Commission on December 8, 2000 announcing completion of the Registrant's wholly owned subsidiary, Argo Federal Savings Bank, sale of deposits and assignment of leases for three (3) of its branch banking facilities for a deposit premium of $9,216,000.

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

                                                   ARGO BANCORP, INC.
                                                   ------------------
                                                       (Registrant)


Date:  March 30, 2001                       By: /s/ John G. Yedinak
                                                --------------------------------
                                                John G. Yedinak, Chief Executive
                                                Officer and Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Date:  March 30, 2001                       By: /s/ John G. Yedinak
                                                --------------------------------
                                                John G. Yedinak, Chief Executive
                                                Officer and Director (Principle
                                                Executive Officer)

Date:  March 30, 2001                       By: /s/ Sergio Martinucci
                                                --------------------------------
                                                Sergio Martinucci,
                                                Vice President and Director

Date:  March 30, 2001                       By: /s/ Arthur Byrnes
                                                --------------------------------
                                                Arthur Byrnes, Director

Date:  March 30, 2001                       By: /s/ Donald G. Wittmer
                                                --------------------------------
                                                Donald G. Wittmer, Director

Date:  March 30, 2001                       By: /s/ Frances M. Pitts
                                                --------------------------------
                                                Frances M. Pitts,
                                                Secretary and Director

Date:  March 30, 2001                       By: /s/ Dominic M. Fejer
                                                --------------------------------
                                                Dominic M. Fejer
                                                (Principal Accounting and
                                                Financial Officer)