Form 10-Q
period 2001-03-31
UMBRELLA BANCORP INC
filed 2001-05-15
CIK 883502

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                         COMMISSION FILE NUMBER 0-19829



              UMBRELLA BANCORP, INC. (FORMERLY, ARGO BANCORP, INC.)
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Delaware                                36-3620612
      (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)                Identification No.)


               5818 South Archer Road, Summit, Illinois 60501-1830
                    (Address of principal executive offices)

                                 (708) 458-4800
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

The Registrant had 1,657,313 shares outstanding as of May 11, 2001.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---


================================================================================

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2001
                                      INDEX

PART I - FINANCIAL INFORMATION                                                              PAGE NO.
Item 1            Financial Statements

                  Consolidated Statements of Financial Condition
                  as of March 31, 2001, and
                  December 31, 2000 (unaudited).........................................        3

                  Consolidated Statements of Income For the Three
                  Months Ended March 31, 2001, and 2001 (unaudited).....................        4

                  Consolidated Statement of Comprehensive Income For
                  the Three Months Ended March 31, 2001 and 2000 (unaudited)............        5

                  Consolidated Statements of Stockholders' Equity
                  for the Three Months Ended March 31, 2001,
                  and 2000 (unaudited) .................................................        6

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2001
                  and 2000 (unaudited) .................................................        7

                  Notes to Consolidated Financial Statements ...........................        8

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................................       12

Item 3            Quantitative and Qualitative Disclosures about Market Risk............       21

PART II - OTHER INFORMATION

Item 1            Legal Proceedings ....................................................       23

Item 2            Changes in Securities ................................................       23

Item 3            Default Upon Senior Securities .......................................       23

Item 4            Submission of Matters to a Vote
                    of Security Holders ................................................       23

Item 5            Other Information ....................................................       23

Item 6            Exhibits and Reports on Form 8-K .....................................       24

Form 10Q          Signature Page .......................................................       25

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                     March 31,      December 31,
ASSETS                                                                 2001             2000
                                                                       ----             ----
                                                                            (Unaudited)
Cash ............................................................    $  17,100       $  19,885
Interest-earning  deposits ......................................      131,167          74,132
                                                                     ---------       ---------
  Total Cash and Cash Equivalents................................      148,267          94,017
Stock in Federal Home Loan Bank of Chicago ......................        2,667           2,615
Trading account securities ......................................        1,297           1,099
Securities available-for-sale ...................................       38,203          14,574
Securities held-to-maturity .....................................       17,229          26,523
Loans receivable, net ...........................................      275,932         279,420
Discounted loans receivable, net ................................        6,780           7,103
Accrued interest receivable .....................................        3,707           3,988
Foreclosed real estate, net .....................................        2,063           2,498
Premises and equipment, net .....................................        9,946           9,823
Mortgage loan servicing rights, net .............................          397             397
Investment in limited partnership ...............................        4,476           4,387
Investment in GFS preferred stock ...............................          -             4,000
Debt issuance costs related to junior subordinated debt, net ....        1,758           1,774
Prepaid expenses and other assets ...............................       16,961          10,875
                                                                     ---------       ---------
      Total Assets ..............................................    $ 529,681       $ 463,093
                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits ......................................................    $ 456,833       $ 388,537
  Borrowed money ................................................       16,228          18,708
  Advance payments by borrowers for taxes and insurance .........          589             846
  Accrued interest payable ......................................        2,178           2,156
  Custodial escrow balances for loans serviced ..................        8,330           7,519
  Other liabilities .............................................        4,870           4,966
  Junior subordinated debt ......................................       16,587          16,587

Stockholders' Equity
  Preferred stock ...............................................            3               3
  Common stock ..................................................           20              20
  Additional paid-in-capital ....................................        8,893           8,893
  Retained earnings - substantially restricted ..................       16,469          16,189
  Employee Stock Ownership Plan loan ............................         (391)           (405)
  Accumulated other comprehensive loss ..........................         (685)           (678)
  Unearned stock awards .........................................         (243)           (248)
                                                                     ---------       ---------
      Total Stockholders' Equity ................................       24,066          23,774
                                                                     ---------       ---------
      Total Liabilities and Stockholders' Equity ................    $ 529,681       $ 463,093
                                                                     =========       =========

See notes to accompanying unaudited consolidated financial statements

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)

                                                                     For the Three Months Ended March 31,
                                                                             2001          2000
                                                                             ----          ----
                                                                                (Unaudited)
Interest income
   Loans receivable ................................................       $ 6,042       $ 5,499
   Discounted loans receivable .....................................           162           296
   Securities available-for-sale ...................................           429           364
   Securities held-to-maturity .....................................           385           474
   Interest-earning deposits .......................................         1,738           556
                                                                           -------       -------
      Total interest income ........................................         8,756         7,189
                                                                           -------       -------

Interest expense:
   Deposits ........................................................         6,528         4,024
   Borrowed money ..................................................           341           528
   Junior subordinated debt ........................................           443           480
                                                                           -------       -------
      Total interest expense .......................................         7,312         5,032
                                                                           -------       -------
      Net interest income ..........................................         1,444         2,157
   Provision for loan losses .......................................            75            60
                                                                           -------       -------
   Net interest income after provision
      for loan losses ..............................................         1,369         2,097
                                                                           -------       -------

Non-interest income:
   Loan servicing income ...........................................            89            46
   Mortgage banking ................................................             5             5
   Gain on sale of loans receivable, discounted loans receivable, securities available for sale, trading account securities
      and foreclosed real estate, branch deposits ..................           641           182
   Fees and service charges ........................................           638           260
   Other ...........................................................            32            10
                                                                           -------       -------
      Total non-interest income ....................................         1,405           503
                                                                           -------       -------

Non-interest expense:
   Compensation and benefits .......................................           843           841
   Occupancy and equipment .........................................           622           469
   Federal deposit insurance premiums ..............................            20            16
   Other general and administrative fees ...........................         1,101           696
                                                                           -------       -------
      Total non-interest expense ...................................         2,586         2,022
                                                                           -------       -------

Income before income taxes .........................................           188           578
Income tax expense (benefit) .......................................          (192)          133
                                                                           -------       -------

   Net Income ......................................................       $   380       $   445
                                                                           =======       =======
Per Share Amounts
   Basic ...........................................................       $   .19       $   .22
   Diluted .........................................................           .17           .20

See notes to accompanying unaudited consolidated financial statements

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                                           For the Three Months Ended March 31,
                                                                2001                 2000
                                                                ----                 ----
                                                                        (Unaudited)
Net income ...............................................     $ 380                 $ 445

Other comprehensive income:
   Unrealized losses on available-for sale securities:
     Unrealized holding losses arising
       during period, net of tax
       benefit of $4 in 2001 and $68 in 2000 .............        (7)                 (111)
                                                               -----                 -----

Comprehensive income .....................................     $ 373                 $ 334
                                                               =====                 =====

See notes to accompanying unaudited consolidated financial statements

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                                Accumulated
                                                                          Additional                                  Other
                                                      Preferred   Common     paid-in    Retained              Comprehensive
                                                          Stock    Stock     Capital    earnings   ESOP Loan   Income/(Loss)
                                                      -----------------------------------------------------------------------
Three months ended March 31, 2000

Balance at December 31, 1999........................     $    3   $   20      $8,829     $12,260     $  (426)       $  (850)

Net income..........................................        ---      ---         ---         445         ---            ---

Other comprehensive loss, net of tax................        ---      ---         ---         ---         ---           (111)

Amortization of purchase price of MRP stock.........        ---      ---         ---         ---         ---            ---

Cash dividends......................................        ---      ---         ---        (100)        ---            ---
                                                         ------   ------      ------     -------     -------        -------

Balance at March 31, 2000...........................     $    3   $   20      $8,829     $12,605     $  (426)       $  (961)
                                                         ======   ======      ======     =======     =======        =======


Three months ended March 31, 2001

Balance at December 31, 2000........................     $    3   $   20      $8,893     $16,189     $  (405)       $  (678)

Net income..........................................        ---      ---         ---         380         ---            ---

Other comprehensive loss, net of tax................        ---      ---         ---         ---         ---             (7)

ESOP Loan  principal reduction......................        ---      ---         ---         ---          14            ---

Amortization of purchase price of MRP stock.........        ---      ---         ---         ---         ---            ---

Cash dividends......................................        ---      ---         ---        (100)        ---            ---
                                                         ------   ------      ------     -------     -------        -------

Balance at March 31, 2001...........................     $    3   $   20      $8,893     $16,469     $  (391)       $  (685)
                                                         ======   ======      ======     =======     =======        =======


                                                                                 Total
                                                             Unearned    Stockholders'
                                                         Stock Awards           Equity
                                                        ------------------------------
Three months ended March 31, 2000

Balance at December 31, 1999........................          $  (248)         $19,588

Net income..........................................              ---              445

Other comprehensive loss, net of tax................              ---              111

Amortization of purchase price of MRP stock.........                4                4

Cash dividends......................................              ---             (100)
                                                              -------          -------

Balance at March 31, 2000...........................             (244)         $19,826
                                                              =======          =======


Three months ended March 31, 2001

Balance at December 31, 2000........................          $  (248)         $23,774

Net income..........................................              ---              380

Other comprehensive loss, net of tax................              ---               (7)

ESOP Loan  principal reduction......................              ---               14

Amortization of purchase price of MRP stock.........                5                5

Cash dividends......................................              ---             (100)
                                                              -------          -------

Balance at March 31, 2001...........................          $  (243)         $24,066
                                                              =======          =======


See accompanying notes to unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                 Three Months Ended March 31,
                                                                                                     2001           2000
                                                                                                   ---------      ---------
                                                                                                          (Unaudited)
Cash flows from operating activities:
   Net income from continuing operations .....................................................     $     380      $     445
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation ............................................................................           405            210
     Accretion of discounts and deferred loan fees ...........................................           (68)          (174)
     Provision for loan losses ...............................................................            75             60
   (Gain) loss on sale of:
     Securities available for sale ...........................................................           (61)           (80)
     Trading account securities ..............................................................          (287)           (61)
     Loans receivable ........................................................................           ---            (64)
     Branch location .........................................................................           ---            (40)
     Branch Deposits .........................................................................          (265)           ---
     Foreclosed real estate ..................................................................           (28)            63
   Net change in trading account activity ....................................................           198            489
   Loans originated and purchased for sale ...................................................       (29,568)       (15,000)
   Proceeds from sale of loans receivable ....................................................        32,906         20,719
    (Increase) decrease in purchased mortgage servicing rights ...............................           (89)           (46)
   Amortization of purchase price of MRP and ESOP stock ......................................             5              4
   Decrease in accrued interest receivable, prepaid
     expenses, and other assets ..............................................................        (6,009)         1,785
   Increase (Decrease) in accrued interest payable and other liabilities .....................           (74)        (2,039)
                                                                                                   ---------      ---------
     Net cash (used in) provided by operating activities .....................................        (2,480)         6,271
                                                                                                   ---------      ---------
   Cash flows from investing activities:
   Loans originated and purchased for portfolio ..............................................      (105,603)       (34,500)
   Principal repayments on:
    Loans receivable and discounted loans receivable .........................................       106,094         27,229
    Securities-available-for sale ............................................................            29             36
   Proceeds from sale, maturity, or call of:
     Foreclosed real estate ..................................................................           932            817
     Securities held-to-maturity .............................................................         9,294            ---
     Securities available for sale ...........................................................           764            ---
     Premises and equipment ..................................................................           ---            500
     Investment in GFS preferred stock .......................................................         3,900            ---
   Purchase of:
     Securities available for sale ...........................................................       (24,422)          (869)
     Premises and equipment ..................................................................          (528)          (191)
                                                                                                   ---------      ---------
          Net cash used in investing activities ..............................................        (9,540)        (6,978)
                                                                                                   ---------      ---------
   Cash flows from financing activities:
     Net increase in deposits ................................................................        68,296         10,515
     Proceeds from borrowed funds ............................................................           720            281
     Repayment of borrowed funds .............................................................        (3,200)        (5,600)
     Dividends paid ..........................................................................          (100)          (100)
     Net increase (decrease) in advance payments by borrowers for taxes and insurance ........          (257)           277
     Net increase (decrease) in custodial escrow balances for loans serviced .................           811           (810)
                                                                                                   ---------      ---------
       Net cash provided by financing activities .............................................        66,270          4,563
                                                                                                   ---------      ---------
     Net increase in cash and cash equivalents ...............................................        54,250          3,856
   Cash and cash equivalents at beginning of period ..........................................        94,017         37,672
                                                                                                   ---------      ---------
   Cash and cash equivalents at end of period ................................................     $ 148,267      $  41,528
                                                                                                   =========      =========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest expense ..........................................................................     $   7,290      $   4,984
   Income taxes ..............................................................................     $   1,500      $     900
Non-cash investing activity - transfer of loans to foreclosed real estate ....................     $     497      $     880

See accompanying notes to unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The March 31, 2001 unaudited consolidated financial statements include Umbrella Bancorp, Inc. (formerly, Argo Bancorp, Inc.) (Umbrella Bancorp or the Company) and its wholly owned subsidiaries, Argo Federal Savings Bank, FSB (Argo Savings or the Savings Bank); Argo Redemption Corp., Inc. (Argo Redemption), and the Savings Bank's wholly owned subsidiary, Dolton-Riverdale Savings Service Corporation (Dolton-Riverdale). Effective June 1, 2001, the Savings Bank will effectuate a name change to UmbrellaBank, fsb. Intercompany transactions and balances are eliminated in consolidation.

The Company, through its subsidiaries, provides a full range of financial services through its locations in Cook County, Illinois and an Internet site. The Savings Bank's primary business is the solicitation of savings deposits from the general public and the purchase or origination of loans secured by one-to-four-family residential real as well as commercial estate. In addition, the Savings Bank sells mortgage loans on a service-released basis into the secondary market, has an ATM network, and has investments in a partnership which owns purchased mortgage servicing rights. In addition, and on a limited basis, the Company is involved in the purchase and disposition of discounted loans. Through a nonbank affiliate, the Savings Bank also provides mortgage banking activities that focus on the purchase and sale of mortgage loans into the secondary market.

On April 18, 2001 the Company repurchased 365,796 shares of common stock from the Deltec Banking Corporation Ltd.

On June 24, 2000, the Company incorporated a wholly owned subsidiary, Argo Redemption Corporation, an Illinois corporation ("ARC"). ARC was chartered to effectuate, from time to time, purchases of the Company's outstanding Capital Securities by tender, in the open market or by private agreement. Acquisitions through the over-the-counter dealer market are anticipated to comprise the majority of purchase activity. As of March 31, 2001, ARC had acquired 66,293 shares of Argo Capital Trust Preferred securities at an average price of $8.61 per share.

 On July 9, 2000, Argo Savings established an internet banking division of the Savings Bank, which is marketed as "umbrellabank.com, a division of Argo Federal Savings Bank, FSB" ("umbrellabank.com"). Umbrellabank.com allows consumers to conduct online financial transactions with the Savings Bank, including but not limited to opening account relationships, transferring funds, accessing account information, processing bill payments, and applying for or obtaining loan products, including but not limited to credit cards and residential mortgage secured loans. At March 31, 2001, umbrellabank.com deposits totaled $210.5 million and represented 46.1% of total Savings Bank deposits of $456.8 million.

On December 1, 2000, Argo Savings sold combined deposits of $113,585,000 from three (3) of its five (5) branch banking locations for a premium of $9,216,000. Expenses attributable to the transaction aggregated the approximate amount of $1.2 million resulting in a gain of $8.0 million. In conjunction with the deposit sale, Argo Savings assigned the leases to the Summit and Bridgeview facilities sold in 1999, together with the leased facility not subject to the 1999 sale located at 47 W. Polk Street, Chicago, to the deposit acquirer. The Savings Bank funded the transaction through short-term liquid investments, including deposits raised through the umbrellabank.com Internet retail banking division.

NOTE B - STOCK BENEFIT PLANS

The Company's stock benefit plans are described in detail in Note 11 to the December 31, 2000 Consolidated Financial Statements.

There were no new awards or shares exercised or forfeited during the three months ended March 31, 2001.

NOTE C - REGULATORY CAPITAL

Pursuant to the Office of Thrift Supervision ("OTS") regulations, savings institutions must meet three separate minimum capital-to-assets requirements. The following table summarizes, as of March 31, 2001 and at December 31, 2000, Argo Savings' capital requirements under OTS regulations and its actual capital ratios at those dates:

                         REQUIRED       ACTUAL    REQUIRED     ACTUAL     EXCESS
                          CAPITAL      CAPITAL     CAPITAL    CAPITAL    CAPITAL
MARCH 31, 2001         PERCENTAGE   PERCENTAGE     BALANCE    BALANCE    BALANCE
--------------         ----------   ----------     -------    -------    -------
                                       (Dollars in Thousands)

Risk-based                    8.0%       11.08%    $22,704    $29,567    $ 6,863
Core                          4.0         5.28      20,537     27,127      6,590
Tangible                      1.5         5.28       7,702     27,127     19,425

DECEMBER 31, 2000
-----------------
Risk-based                    8.0%       12.29%    $18,617    $28,912    $10,295
Core                          4.0         5.95      17,784     26,448      8,664
Tangible                      1.5         5.95       6,669     26,448     19,779

NOTE D - EARNINGS PER SHARE

The following table sets forth the components of basic and diluted earnings per share:

                                                                      Three months ended
                                                                           March  31,
                                                                   -------------------------
                                                                      2001           2000
                                                                   ----------     ----------
Net Income from continuing operations (Numerator) ............     $  380,118     $  445,058

Basic earnings per share
        weighted average common shares outstanding ...........      2,023,109      2,004,896

Additional dilutive shares ...................................        157,290        168,911
                                                                   ----------     ----------

Total weighted average common shares and
Equivalents outstanding for diluted computation
  (Denominator) ..............................................     2,180,399      2,173,807
                                                                   ==========     ==========


Basic earnings per shares.....................................     $      .19     $      .22

Diluted earnings per share....................................     $      .17     $      .20


NOTE E - COMMITMENTS AND CONTINGENCIES

At March 31, 2001 Argo Savings had loan commitments totaling $7.6 million. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to the Savings Bank's normal credit policies. Argo Savings also had Community Reinvestment Act ("CRA") investment commitments outstanding of $2.5 million. In addition, the Savings Bank also had at March 31, 2001 a commitment to purchase an office building at 220-222 W Huron in downtown Chicago, Illinois for $4.5 million.

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

                                                  Discount         Mortgage                        Total
                                   Banking           Loans          Banking          Other      Segments
                                   -------           -----          -------          -----      --------
                                                            (In Thousands)
March 31, 2001
--------------
Net interest income               $  1,554        $    162          $   ---       $   (272)     $  1,444
Provision for loan losses               75             ---              ---            ---            75
Other revenue                        1,198             (34)               5            235         1,405
Other expenses                       2,374              71              ---            141         2,586
Income tax expense                    (120)            ---              ---            (73)         (192)
Segment profit (loss)                  423              57                5           (105)          380
     Segment assets                535,620          11,577               40        (17,556)      529,681


                                                  Discount         Mortgage                        Total
                                   Banking           Loans          Banking          Other      Segments
                                   -------           -----          -------          -----      --------
                                                            (In Thousands)
March 31, 2000
--------------
Net interest income               $  2,139        $    296          $   ---       $   (278)     $  2,157
Provision for loan losses               40              20              ---            ---            60
Other revenue                          463             (45)               5             80           503
Other expenses                       1,774              54              ---            194         2,022
Income tax expense                     290             ---              ---           (157)          133
Segment profit (loss)                  498             178                5           (236)          445
     Segment assets                396,652          12,075               43        (13,114)      395,656

                             UMBRELLA BANCORP, INC.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

In addition to historical information, this 10-Q may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from management expectations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of words such as "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 2000 Form 10-K.

GENERAL

Umbrella Bancorp, Inc. ("Umbrella Bancorp" or "Company") was incorporated in Delaware in August 1987, for the purpose of acquiring Argo Federal Savings Bank, FSB ("Argo Savings" or "Savings Bank"). The Company is a unitary savings and loan holding company and is registered as such with the Office of Thrift Supervision ("OTS"), Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Subsequent to March 31, 2001 on April 30, 2001 the Delaware Secretary of State approved an Amendment to the Certificate of Incorporation of the Registrant changing its name to Umbrella Bancorp, Inc. This Amendment to the Certificate of Incorporation was approved by the shareholders of the Company at its Annual Meeting of Shareholders held April 26, 2001. The Savings Bank has made an application to its primary federal regulator, the Office of Thrift Supervision, to change its name to UmbrellaBank, FSB. It is anticipated that the OTS approval changing the name of the Company's subsidiary will be effective on or about June 1, 2001.

On December 31, 1996, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with The Deltec Banking Corporation Limited, a banking corporation organized under the laws of the Commonwealth of the Bahamas ("Deltec") whereby Deltec acquired 25% of the issued and outstanding shares of the Company as of that date. Pursuant to the Purchase Agreement, the Company and Deltec also entered into a stockholder agreement (the "Stockholder Agreement"). The Stockholder Agreement provides to Deltec, among other matters, the right to acquire additional shares (or sell back owned shares) from the Company when the Company issues or sells additional shares (or repurchases shares) to third parties in order that Deltec may maintain 25% ownership in the Company's common stock. The Stockholder Agreement also granted Deltec registration rights in respect of any shares of Common Stock owned by Deltec should it decide to sell its interest in the Company. In 2000, Deltec advised the Company it no longer intended to maintain its ownership position of 25% of the issued and outstanding shares of the Company, in accordance with the plan of liquidation and dissolution of Deltec. In connection therewith and in furtherance of the exercise of its registration rights, the Company has filed a Registration Statement with the Securities and Exchange Commission, in part to register such shares. On April 18, 2001 the Company completed a negotiated repurchase of 365,796 shares of its common stock for an aggregate purchase price of $5,121,144 from Deltec, at a purchase price of $14.00 per share. The repurchased shares represent 18.08% of the issued and outstanding common stock of the Company prior to the repurchase. The Company, in funding the repurchase, utilized cash on hand and the proceeds of a $5 million loan at market terms and conditions from a third party institutional lender. An additional 135,428 shares were purchased from Deltec at the same price per share by officers and directors of the Registrant. After completion of the transaction 1,657,313 common shares of the Registrant are issued and outstanding. Additionally, the Purchase Agreement and Stockholders Agreements were terminated by reason of the sale.

On June 9, 2000, Argo Federal established an Internet banking division of the Savings Bank, which is marketed as "Umbrellabank.com, a division of Argo Federal Savings Bank, FSB" ("umbrellabank.com"). Umbrellabank.com is accessible via the Internet at http://www.umbrellabank.com and allows consumers to conduct online financial transactions with the Savings Bank, including but not limited to opening account relationships, transferring funds, accessing account information, processing bill payments, and applying for or obtaining loan products, including but not limited to credit cards and residential mortgage secured loans. At March 31, 2001, umbrellabank.com deposits totaled $210.5 million and represented 46.1% of consolidated total deposits of $456.8 million.

On June 24, 2000, the Company incorporated a wholly owned subsidiary, Argo Redemption Corporation, an Illinois corporation ("ARC"). ARC was chartered to effectuate, from time to time, purchases of the Company's outstanding Capital Securities by tender, in the open market or by private agreement. Acquisitions through the over-the-counter dealer market are anticipated to comprise the majority of purchase activity. As of March 31, 2001, ARC had acquired 66,293 shares of Argo Capital Trust Preferred securities at an average price of $8.61 per share.

During the twelve months ended December 31, 2000 the Savings Bank through its wholly owned subsidiary, Dolton Service, purchased 2,500 shares or 23.7% of the issued and outstanding stock of Commercial Loan Corporation ("CLC") at a purchase price of $125,000. CLC, which is owned by Chicagoland financial institutions, through its management processes, underwrites, documents and services commercial loans for financial institution investors. The services performed by CLC include monitoring post closing performance of the loan, preparation of the loan summaries, ongoing analysis of the performance of the loan and the borrower including review of financial and operating statements of the borrower and collection and remittance of all loan payments. CLC entered into a master loans participation agreement with each of its shareholders or their affiliates, whereunder the same would purchase participations in pools offered by CLC. At March 31, 2001, CLC originated 156 loans aggregating $41.3 million, which were funded through pools. The rates paid on the pools to the investors including the Savings Bank ranged from 7.50% to 9.50% and consisted of both fixed and variable rates. As of March 31, 2001, the Savings Bank had purchased interest in 33 pools aggregating $16.1 million.

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

On January 31, 2000, six hundred (600) shares of the Preferred Stock were redeemed by the Purchaser at $1,000 per share for a total redemption price of $600,000. In January 2001, the Company received cash of $3.9 million for redemption of the preferred stock and additional consideration of an $8,025 per month credit to offset future data processing expenses for a period not to exceed 48 months.

LIQUIDITY AND CAPITAL RESOURCES

Argo Savings' primary sources of funds are deposits, proceeds from principal and interest payments on the loan and securities available-for-sale portfolios, custodial deposit accounts related to loans serviced for others, and the sale of discounted loans receivable and newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $148.3 million at March 31, 2001.

The primary investment activity of Argo Savings is the origination and purchase of single family mortgage loans, commercial real estate and commercial loans, and to lesser extent consumer loans. During the three months ended March 31, 2001, and 2000, the Savings Bank originated and purchased loans receivable and discounted loans receivable in the principal amounts of $135.2 million and $49.5 million, respectively. During the three months ended March 31, 2001, and 2000, these investing activities were primarily funded by principal repayments on loans receivable and discounted loans receivable and securities available-for-sale of $139.0 million and $27.2 million, respectively. There were no sales of loans during the three months ended March 31, 2001 compared to sales of $21.5 million for the same period last year. During the three months ended March 31, 2001, additional funding was provided by the increase in deposits of $68.3 million, partially offset by a $2.5 million decrease in borrowings. During the three months ended March 31, 2000, additional funding was provided by the increase in deposits of $10.5 million, partially offset by a $5.3 million decrease in borrowings.

Argo Savings is required to maintain minimum levels of liquid assets as defined by OTS regulation. At March 31, 2001, Argo Savings liquid assets represented 19.7% of its liquidity base as compared to the required level of 5.0%. The level of liquidity maintained is believed by management to be adequate to meet the requirements of normal operations, potential deposit outflows, and the current loan demand.

Liquidity management for Argo Savings is both a daily and long-term function of the Savings Bank's senior management. Argo Savings' management meets on a daily basis and monitors interest rates, current and projected commitments to purchase loans and the likelihood of funding such commitments, and projected cash flows. Excess funds are generally invested in short-term investments such as federal funds. Cash flow projections are updated regularly to assure necessary liquidity.

At March 31, 2001, Argo Savings' capital exceeded all of the capital requirements of the OTS on a current and fully phased-in basis. The Savings Bank's tangible, core and risk-based capital ratios were 5.28%, 5.28%, and 11.08%, respectively.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0% multiplied by the estimated economic value of the institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12.0% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 2001, the Savings Bank met each of its capital requirements, and it is anticipated that Argo Savings will not be subject to the interest rate risk component.

CHANGES IN FINANCIAL CONDITION

Total assets increased $66.6 million to $529.7 million at March 31, 2001, from $463.1 million at December 31, 2000. The growth in assets was the result of a $68.3 million increase in deposits which were primarily invested in short-term interest earning assets and other investment securities. Interest-earning assets include $47.5 million of ATM cash, on which the Savings Bank earns a return of 200 basis point over the overnight FHLB rate.

Cash and interest-earning deposits increased by $54.3 million to $148.3 million at March 31, 2001 from $94.0 million at December 31, 2000 primarily as a result of deposit inflows which have been temporarily invested in short term interest earning deposits and the addition of 300 ATM's which utilized an additional $12.6 million in cash.

Securities available-for-sale increased by $23.6 million during the three months ended March 31, 2001 as a result of increased deposit inflows and a decline in net loans outstanding.

Loans receivable and discounted loans receivable declined by $3.8 million to $282.7 million at March 31, 2001 from $286.5 million at December 31, 2000. Loan originations and purchases totaled $135.2 million offset by principal repayments totaling $138.5 million, and transfers of loans to foreclosed real estate of $497,000.

Deposits increased $68.3 million to $456.8 million at March 31, 2001, from $388.5 million at December 31, 2000. The increase can be attributed to the success of the internet banking division, umbrellabank.com, which had net deposit inflows totaling $61.2 million for the three months ended March 31, 2001.

Borrowings decreased $2.5 million to $16.2 million at March 31, 2001, from $18.7 million at December 31, 2000. The decrease was due to Management's decision to repay $2.5 million of short-term borrowings at Umbrella Bancorp.

Stockholders' equity increased $292,000 to $24.1 million at March 31, 2001, from $23.8 million at December 31, 2000. The increase was primarily the result of net income of $380,000 partially offset by cash dividends of $100,000.

ASSET QUALITY

Umbrella Bancorp and Argo Savings regularly review assets to determine proper valuation. Loans are reviewed on a regular basis and an allowance for possible loan losses is established when, in the opinion of management, the net realizable value of the property collateralizing the loan is less than the outstanding principal and interest and the collectibility of the loan's principal and interest becomes doubtful.

At March 31, 2001, Argo Savings had forty-five (45) properties, totaling $2.0 million classified as foreclosed real estate, as compared to forty-one (41) properties also totaling $2.5 million at December 31, 2000. The underlying properties on March 31, 2001, consisted primarily of single family residences. The foreclosed real estate has been written down to estimated fair value at March 31, 2001. The total amount of loans receivable ninety (90) days or more past due at March 31, 2001, was $4.7 million or 1.69% of total loans receivable compared to $4.4 million or 1.56% of total loans on December 31, 2000. Loans ninety (90) days or more past due are primarily secured by one-to-four family residences. Total non-performing assets at March 31, 2001, totaled $7.2 million or 1.35% of total assets compared to $6.9 million or 1.50% of total assets at December 31, 2000. Excluded from these totals are $907,000 of discounted loans ninety (90) days or more contractually past due at March 31, 2001, and $1.0 million at December 31, 2000. Discounted loans that are often purchased with the intent to foreclose and sell the underlying property are excluded from non-performing loans.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001, AND 2000.

GENERAL

Net income for the three months ended March 31, 2001 was $380,000 or $.17 per diluted share compared to net income of $445,000 or $.20 per diluted share for the same period last year. The decline in net income was the result of a reduced interest margin and higher operating expenses.

INTEREST INCOME

Interest income for the three months ended March 31, 2001, totaled $8.8 million, as compared to $7.2 million for the comparable 2000 period. The $1.6 million increase was primarily the result of a $85.1 million increase in average interest-earning assets, which was partially offset by and despite a 15 basis point decrease in the yield on earning assets to 7.97% from 8.12%. The decline in yield is in part the result of the $97.7 million increase in short-term interest earning deposits which will generally earn less than longer term assets.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2001, totaled $7.3 million as compared to $5.0 million for the comparable 2000 period. The $2.3 million increase was primarily the result of a $90.5 million rise in average interest bearing liabilities and a 95 basis point increase in the weighted average cost of interest-bearing liabilities to 6.62% for the three-months ended March 31, 2001 as compared to 5.67% for the same period last year. Interest-bearing liabilities include $16.7 million of 11.0% junior subordinated debt securities which the Company issued in November, 1998.

NET INTEREST INCOME

Net interest income declined to $1.4 million for the three months ended March 31, 2001, a decrease of $713,000 from the amount recorded in the comparable 2000 period. The decrease in net interest income for the three months ended March 31, 2001, resulted from a 110 basis point decline in the effective net spread to 1.35% from 2.45% for the comparable 2000 period.

PROVISION FOR LOAN LOSSES

Provision for loan losses totaling $75,000 was recorded for the three months ended March 31, 2001, as compared to $60,000 for the same period in 2000. Loan loss reserves totaled $2.5 million or .87% of net loans outstanding at March 31, 2001 compared to $1.6 million or .57% of net loans outstanding at March 31, 2000. Despite lower delinquencies Management chose to increase reserve levels over the last twelve months due to the Savings Bank's increased commercial real estate and commercial lending activities. Management believes that loan loss reserves are adequate, and will continue to monitor the loan portfolio and substandard assets for loss exposure.

NON-INTEREST INCOME

Non-interest income increased $902,000 to $1.4 million for the three months ended March 31, 2001, as compared to $503,000 for the three months ended March 31, 2000. Customer fee income including ATM fees increased by $378,000 to $638,000 for the three months ended March 31, 2001 from $260,000 for the same period last year. Included in customer income were servicing fees charged on the Savings Bank's purchase/repurchase loan portfolio totaling $130,000. Net gains on the sale of assets increased by $459,000 to $641,000 for the three months ended March 31, 2001 from 182,000 for the same period last year. Included in gains on sale was an additional $210,000 profit on the sale of three banking centers in December, 2000. Also included here was a net gain of $28,000 on the sale of Real Estate Owned for the three months ended March 31, 2001 compared to a $63,000 loss for the same period last year. Profits on the sale of securities increased by $207,000 to $348,000 from $141,000 for the same period last year.

NON-INTEREST EXPENSE

Non-interest expense increased by $564,000 to $2.6 million or 2.08% of average assets for the three months ended March 31, 2001 from $2.0 million or 2.07% of average assets for the same period last year. The increase in operating expenses was primarily the result of expenses related to the Savings Bank's Internet banking division, umbrellabank.com, which incurred operating expenses totaling $1.2 million for the three months ended March 31, 2001. The umbrellabank.com division incurs variable expenses related to data processing and customer service expense utilized in the set-up of new accounts. Deposits at umbrellabank.com increased by $61.2 million to $210.5 million during the three months ended March 31, 2001 from $149.3 million at December 31, 2000.

INCOME TAX EXPENSE

The Company recorded a tax benefit of $192,000 for the three months ended March 31, 2001 compared to a tax provision of $133,000 for the same period last year. The year 2001 benefit is based on a 38.0% tax calculated on pre-tax income of $188,000 minus the utilization of affordable housing tax credits totaling $264,000 for the three months ended March 31, 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of its normal operations, the Savings Bank is subject to interest-rate risk on the interest-sensitive assets it invests in and the interest-sensitive liabilities it borrows. The Investment Committee, which includes members of senior management and directors, monitors and determines the strategy of managing the rate and sensitivity repricing characteristics of the individual asset and liability portfolios the Savings Bank maintains. The overall goal is to manage this interest rate risk to most efficiently utilize the Savings Bank's capital, as well as to maintain an acceptable level of change to its net portfolio value ("NPV"), and net interest income. The Savings Bank's strategy is to minimize the impact of sudden and sustained changes in interest rates on NPV and its net interest margin.

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

Interest rate sensitivity analysis is used to measure the Savings Bank's interest rate risk by calculating the estimated change in the NPV of its cash flows from interest sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a series of sudden and sustained changes in interest rates ranging from 100 to 500 basis points. Management assumes that a 200 basis point movement up or down is considered reasonable and plausible for purposes of managing its interest-rate risk on a day-to-day basis. NPV is the market value of portfolio equity and is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance sheet items. There has been no material change in market risk since December 31, 2000.

The following table presents the Savings Bank's projected change in NPV for the various rate shocks as of December 31, 2000 and 1999. December 31, 2000 information is the most recent available.

                                                          Estimated Increase
                                                          (Decrease) in NPV
       Change in                      Estimate            -----------------
     Interest Rate                      NPV              Amount        Percent
     -------------                      ---              ------        -------
                                                (Dollars in thousands)
         2000:
300 basis point rise                 $  21,739         $  (3,863)        (15)%
200 basis point rise                    23,320            (2,283)         (9)
100 basis point rise                    24,527            (1,075)         (4)
Base scenario                           25,602                 -           -
100 basis point decline                 25,715               596           2
200 basis point decline                 26,805               890           3
300 basis point decline                 27,806             1,356           5


                                                          Estimated Increase
                                                          (Decrease) in NPV
       Change in                      Estimate            -----------------
     Interest Rate                      NPV              Amount        Percent
     -------------                      ---              ------        -------
                                                (Dollars in thousands)
         1999:
300 basis point rise                 $  10,005         $ (14,099)        (58)%
200 basis point rise                    15,915            (8,189)        (34)
100 basis point rise                    20,893            (3,211)        (13)
Base scenario                           24,104                 -           -
100 basis point decline                 25,715             1,611           7
200 basis point decline                 26,805             2,701          11
300 basis point decline                 27,806             3,701          15

The NPV is calculated by Argo Savings using guidelines established by the OTS related to interest rates, loan prepayment rates, deposit decay rates and market values of certain assets under the various interest rate scenarios. These assumptions should not be relied upon as indicative of actual results due to the inherent shortcomings of the NPV analysis. These shortcomings include (i) the possibility that actual market conditions could vary from the assumptions used in the computation of NPV, (ii) certain assets, including adjustable-rate loans, have features which affect the potential repricing of such instruments, which may vary from the assumptions used, and (iii) the likelihood that as interest rates are changing, the Investment Committee would likely be changing strategies to limit the indicated changes in NPV as part of its management process.

The Savings Bank does not use derivative instruments to control interest rate risk. In addition, interest rate risk is the most significant market risk affecting the Savings Bank. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities and operations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Umbrella Bancorp and Argo Savings are not engaged in any legal proceedings of a material nature at the present time.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

S-3 Registration Statement filed by Deltec Banking Corporation Ltd. and others, effective March 26, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

      The following exhibits are incorporated herein by reference:

      (3)  The Certificate of Incorporation and By-Laws.

           3.1   Amended Certificate of Incorporation of Umbrella Bancorp, Inc.*
           3.2   By-Laws of Umbrella Bancorp, Inc.*
           4.0   Stock Certificate of Umbrella Bancorp, Inc.*
           11.0  Statement regarding Computation of Earnings Per Share (See
                 Note D)

B.  Reports of Form 8-K


      (1) Form 8-k was filed with the Commission on April 18, 2001 announcing the negotiated repurchase of 365,796 shares of its common stock for an aggregate price of $5,121,144 from the Deltec Banking Corporation, Ltd.,

      (2) Form 8-k filed with the Commission on April 30, 2001 announcing the name change of the Company to Umbrella Bancorp, Inc.
















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


                                        UMBRELLA BANCORP, INC.




Date:   May 14, 2001                    /s/ John G. Yedinak
     ----------------------             ----------------------------------------
                                        John G. Yedinak, Chairman of the Board,
                                        President, Chief Executive Officer, and
                                        Director