Form 10-Q
period 2001-06-30
UMBRELLA BANCORP INC
filed 2001-08-14
CIK 883502

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         COMMISSION FILE NUMBER 0-19829


              UMBRELLA BANCORP, INC. (FORMERLY, ARGO BANCORP, INC.)
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

The Registrant had 1,657,313 shares outstanding as of August 13, 2001.

Transitional Small Business Disclosure Format (check one): Yes         No  X
                                                              -----      -----


================================================================================

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 2001
                                      INDEX

PART I - FINANCIAL INFORMATION                                                                PAGE NO.
------------------------------                                                                --------
Item 1            Financial Statements

                  Consolidated Statements of Financial Condition
                  as of June 30, 2001 and December 31, 2000 (unaudited).................          3

                  Consolidated Statements of Income For the Three and Six
                  Month Periods ended June 30, 2001 and 2000 (unaudited)................          4

                  Consolidated Statement of Comprehensive Income For
                  the Six Months ended June 30, 2001 and 2000 (unaudited)...............          5

                  Consolidated Statements of Stockholders' Equity
                  for the Six Months ended June 30, 2001 and 2000 (unaudited) ..........          6

                  Consolidated Statements of Cash Flows for the
                  Six Months ended June 30, 2001 and 2000 (unaudited) ..................          7

                  Notes to Consolidated Financial Statements ...........................          8

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................................         12

Item 3            Quantitative and Qualitative Disclosures about Market Risk............         21

PART II - OTHER INFORMATION

Item 1            Legal Proceedings ....................................................         24

Item 2            Changes in Securities ................................................         24

Item 3            Default Upon Senior Securities .......................................         24

Item 4            Submission of Matters to a Vote
                  of Security Holders ..................................................         24

Item 5            Other Information ....................................................         24

Item 6            Exhibits and Reports on Form 8-K .....................................         25

Form 10-Q         Signature Page .......................................................         26

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)


                                                                             June 30,        December 31,
ASSETS                                                                         2001              2000
                                                                               ----              ----
                                                                                     (Unaudited)

Cash ................................................................        $  21,561         $  19,885
Interest-earning  deposits ..........................................           92,676            74,132
                                                                             ---------         ---------
   Total Cash & Cash Equivalents ....................................        $ 114,237         $  94,017

Stock in Federal Home Loan Bank of Chicago ..........................            2,667             2,615
Trading account securities ..........................................            2,005             1,099
Securities available-for-sale .......................................           74,145            14,574
Securities held-to-maturity .........................................           15,514            26,523
Loans receivable, net ...............................................          302,807           279,420
Discounted loans receivable, net ....................................            3,980             7,103
Accrued interest receivable .........................................            5,831             3,988
Foreclosed real estate, net .........................................            1,486             2,498
Premises and equipment, net .........................................           13,190             9,823
Mortgage loan servicing rights, net .................................              337               397
Investment in limited partnership ...................................            4,552             4,387
Investment in GFS preferred stock ...................................                -             4,000
Debt issuance costs related to junior subordinated debt, net ........            1,745             1,774
Prepaid expenses and other assets ...................................           12,400            10,875
                                                                             ---------         ---------
      Total Assets ..................................................        $ 554,896         $ 463,093
                                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits ..........................................................        $ 475,972         $ 388,537
  Borrowed money ....................................................           22,840            18,708
  Advance payments by borrowers for taxes and insurance .............              481               846
  Accrued interest payable ..........................................            2,178             2,156
  Custodial escrow balances for loans serviced ......................            9,611             7,519
  Other liabilities .................................................            7,974             4,966
  Junior subordinated debt ..........................................           16,587            16,587

Stockholders' Equity
  Preferred stock ...................................................                3                 3
  Common stock ......................................................               20                20
  Additional paid-in-capital ........................................            8,893             8,893
  Retained earnings - substantially restricted ......................           16,576            16,189
  Treasury shares ...................................................           (5,121)                -
  Employee Stock Ownership Plan loan ................................             (384)             (405)
  Accumulated other comprehensive loss ..............................             (495)             (678)
  Unearned stock awards .............................................             (239)             (248)
                                                                             ---------         ---------
      Total Stockholders' Equity ....................................           19,253            23,774
                                                                             ---------         ---------
      Total Liabilities and Stockholders' Equity ....................        $ 554,896         $ 463,093
                                                                             =========         =========


See notes to accompanying unaudited consolidated financial statements

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)




                                                                           For the Three Months Ended    For the Six Months Ended
                                                                             06/30/01      06/30/00        06/30/01      06/30/00
                                                                             --------      --------        --------      --------
                                                                                                 (Unaudited)
Interest income
   Loans receivable ....................................................     $  6,178      $  5,481         $ 12,220      $ 10,979
   Discounted loans receivable .........................................          115           209              277           505
   Securities available-for-sale .......................................        1,244           408            1,673           774
   Securities held-to-maturity .........................................          462           462              847           936
   Interest-earning deposits ...........................................        1,675           535            3,413         1,090
                                                                             --------      --------         --------      --------
         Total interest income .........................................        9,674         7,095           18,430        14,284
                                                                             --------      --------         --------      --------

Interest expense:
   Deposits ............................................................        6,917         4,305           13,445         8,329
   Borrowed money ......................................................          426           423              767           951
   Junior subordinated debt ............................................          443           479              886           959
                                                                             --------      --------         --------      --------
      Total interest expense ...........................................        7,786         5,207           15,098        10,239
                                                                             --------      --------         --------      --------
        Net interest income ............................................        1,888         1,888            3,331         4,045
                                                                             --------      --------         --------      --------
Provision for loan losses ..............................................           31            60              106           120
                                                                             --------      --------         --------      --------
Net interest income after provision
     for loan losses ...................................................        1,857         1,828            3,226         3,925
                                                                             --------      --------         --------      --------

Non-interest income:
   Loan servicing income ...............................................          124            56              213           102
   Mortgage banking ....................................................            2             5                6            11
   Gain (Loss) on sale of loans receivable, discounted loans receivable, securities available for sale, trading account securities
     and foreclosed real estate ........................................          457           129            1,098           311
   Fees and service charges ............................................          312           337              950           591
Other ..................................................................          275            84              308            94
                                                                             --------      --------         --------      --------
         Total non-interest income .....................................        1,170           611            2,575         1,109
Non-interest expense:
   Compensation and benefits ...........................................          760           784            1,603         1,626
   Occupancy and equipment .............................................          753           402            1,375           871
   Federal deposit insurance premium ...................................           20            16               40            32
   Other general and administrative fees ...............................        1,355           728            2,456         1,418
                                                                             --------      --------         --------      --------
         Total non-interest expense ....................................        2,888         1,930            5,474         3,947
                                                                             --------      --------         --------      --------
Income before income taxes .............................................          139           509              327         1,087
Income tax expense/(benefit) ...........................................          (68)           73             (260)          206
                                                                             --------      --------         --------      --------
         Net Income ....................................................     $    207      $    436         $    587      $    881
                                                                             --------      --------         --------      --------

Per Share Amounts:
    Basic ..............................................................     $    .12      $    .22         $    .31      $    .44
    Diluted ............................................................          .11           .20              .29           .41


See notes to accompanying consolidated unaudited financial statements

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                                                              For the Three Months Ended   For the Six Months Ended
                                                                                   06/30/01  06/30/00        06/30/01   06/30/00
                                                                                   --------  --------        --------   --------
                                                                                                    (Unaudited)

Net Income ...................................................................       $ 207      $ 436         $ 587        881

Other comprehensive income/(loss):
       Unrealized holding gains (losses) on securities available-for-sale ....         579       (268)          606       (384)

       Less reclassification adjustment for gains recognized in income .......         273        ---           311        ---
                                                                                     -----      -----         -----      -----

       Net unrealized gains/(losses) .........................................         306       (268)          295       (384)

       Tax (expense)/benefit .................................................        (116)       102          (112)       107
                                                                                     -----      -----         -----      -----

Other comprehensive income/(loss) ............................................         190       (166)          183       (277)
                                                                                     -----      -----         -----      -----

Comprehensive income .........................................................       $ 397      $ 270         $ 770      $ 604
                                                                                     =====      =====         =====      =====


See notes to accompanying consolidated unaudited financial statements

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          Additional
                                                 Preferred     Common      paid-in     Retained        Treasury
                                                   Stock       Stock       Capital      earnings         Stock     ESOP Loan
                                                 ------------------------------------------------------------------------------
Six months ended June 30, 2000
------------------------------
Balance at December 31, 1999 ...............     $      3     $     20     $  8,829     $ 12,260           ---      $   (426)

Net income .................................          ---          ---          ---          881           ---           ---

Other comprehensive loss, net of tax .......          ---          ---          ---          ---           ---           ---

Amortization of purchase price  of MRP stock          ---          ---          ---          ---           ---           ---

Stock options exercised ....................          ---          ---           15          ---           ---           ---

Cash dividends .............................          ---          ---          ---         (209)          ---           ---
                                                 --------     --------     --------     --------      --------      --------
Balance at  June  30, 2000 .................     $      3     $     20     $  8,844     $ 12,932     $     ---      $   (426)
                                                 ========     ========     ========     ========      ========      ========

Six months ended June 30, 2001
------------------------------
Balance at December 31, 2000 ...............     $      3     $     20     $  8,893     $ 16,189           ---      $   (405)

Net income .................................          ---          ---          ---          587           ---           ---

Other comprehensive loss, net of tax .......          ---          ---          ---          ---           ---           ---

Treasury Stock .............................          ---          ---           --          ---        (5,121)          ---

ESOP Loan  principal reduction .............          ---          ---          ---          ---           ---            21

Amortization of purchase price of MRP stock           ---          ---          ---          ---           ---           ---

Cash dividends .............................          ---          ---          ---         (200)          ---           ---
                                                 --------     --------     --------     --------      --------      --------
Balance at June 30, 2001 ...................     $      3     $     20     $  8,893     $ 16,576      $ (5,121)     $   (384)
                                                 ========     ========     ========     ========      ========      ========

                                                   Accumulated
                                                         Other                           Total
                                                 Comprehensive     Unearned      Stockholders'
                                                  Income/(Loss)  Stock Awards           Equity
                                                 ---------------------------------------------
Six months ended June 30, 2000
------------------------------
Balance at December 31, 1999 ...............          $   (850)     $   (248)         $ 19,588

Net income .................................               ---           ---               881

Other comprehensive loss, net of tax .......              (277)          ---              (277)

Amortization of purchase price  of MRP stock               ---             8                 8

Stock options exercised ....................               ---           ---                15

Cash dividends .............................               ---           ---              (209)
                                                      --------      --------          --------
Balance at  June  30, 2000 .................          $ (1,127)     $   (240)         $ 20,006
                                                      ========      ========          ========

Six months ended June 30, 2001
------------------------------
Balance at December 31, 2000 ...............          $   (678)     $   (248)         $ 23,774

Net income .................................               ---           ---               587

Other comprehensive loss, net of tax .......               183           ---               183

Treasury Stock .............................               ---           ---            (5,121)

ESOP Loan  principal reduction .............               ---           ---                21

Amortization of purchase price of MRP stock                ---             9                 9

Cash dividends .............................               ---           ---              (200)
                                                      --------      --------          --------

Balance at June 30, 2001 ...................          $   (495)     $   (239)         $ 19,253
                                                      ========      ========          ========

See accompanying notes to unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                                                   Six Months Ended June 30,
                                                                                                     2001           2000
                                                                                                     ----           ----
                                                                                                          (Unaudited)
Cash flows from operating activities:
   Net income ................................................................................     $     587      $     881
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation ............................................................................           864            322
     Accretion of discounts and deferred loan fees ...........................................           (72)          (180)
     Provision for loan losses ...............................................................           106            120
   (Gain) loss on sale of:
     Securities available-for-sale ...........................................................          (502)           (80)
     Trading account securities ..............................................................          (328)           (94)
     Loans receivable ........................................................................           ---           (101)
     Branch location .........................................................................           ---            (76)
     Foreclosed real estate ..................................................................             3             40
   Net change in trading account activity ....................................................          (578)           (114)
   Loans originated and purchased for sale ...................................................       (30,442)           ---
   Proceeds from sale of loans receivable ....................................................        32,906         17,876
   FHLB Stock dividend .......................................................................           (52)          (218)
   (Increase) decrease in purchased mortgage servicing rights ................................          (105)           (89)
   Amortization of debt issuance cost ........................................................            29             32
   Amortization of purchase price of MRP and ESOP stock ......................................            30              8
   Increase (decrease) in accrued interest receivable, prepaid
     expenses, and other assets ..............................................................        (3,306)          (594)
   Increase (decrease) in accrued interest payable and other liabilities .....................         3,030           (398)
                                                                                                   ---------      ---------
     Net cash (used in) provided by operating activities .....................................         2,170         17,335
                                                                                                   ---------      ---------
   Cash flows from investing activities:
   Loans originated and purchased for portfolio ..............................................      (250,905)      (201,430)
   Principal repayments on:
    Loans receivable and discounted loans receivable .........................................       227,303        186,145
    Securities-available-for sale ............................................................            54             75
    Securities held to maturity ..............................................................           ---            121
   Proceeds from sale, maturity, or call of:
     Foreclosed real estate ..................................................................         1,849          1,219
     Securities held-to-maturity .............................................................        11,009            ---
     Securities available-for-sale ...........................................................         5,000            843
     Premises and equipment ..................................................................           ---            500
     Investment in GFS preferred stock .......................................................         4,000            ---
   Purchase of:
     Securities available-for-sale ...........................................................       (64,002)          (874)
     Premises and equipment ..................................................................        (4,231)        (1,692)
                                                                                                   ---------      ---------
          Net cash used in investing activities ..............................................       (69,923)       (15,093)
   Cash flows from financing activities:
     Net increase in deposits ................................................................        87,435         11,730
     Proceeds from borrowed funds ............................................................         7,404            588
     Repayment of borrowed funds .............................................................        (3,272)       (13,100)
     Purchase of treasury stock ..............................................................        (5,121)           ---
     Dividends paid ..........................................................................          (200)          (209)
     Proceeds from exercise of stock options .................................................                           15
     Net increase (decrease) in advance payments by borrowers for taxes and insurance ........          (365)           284
     Net increase (decrease) in custodial escrow balances for loans serviced .................         2,092           (607)
                                                                                                   ---------      ---------
       Net cash provided by (used in) financing activities ...................................        87,973         (1,299)
     Net increase in cash and cash equivalents ...............................................        20,220            943
   Cash and cash equivalents at beginning of period ..........................................        94,017         37,672
                                                                                                   ---------      ---------
   Cash and cash equivalents at end of period ................................................     $ 114,237      $  38,615
                                                                                                   =========      =========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest expense ..........................................................................     $  13,423      $   8,234
   Income taxes ..............................................................................     $   1,100      $     900
Non-cash investing activity - transfer of loans to foreclosed real estate ....................     $     840      $   1,644

See accompanying notes to unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the three months and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The June 30, 2001 unaudited consolidated financial statements include Umbrella Bancorp, Inc. formerly, Argo Bancorp, Inc. ("Umbrella Bancorp" or the "Company") and its wholly owned subsidiaries, UmbrellaBank, fsb, formerly, Argo Federal Savings Bank, FSB; ("Savings Bank" or "UmbrellaBank"), Argo Redemption Corp., Inc. ("Argo Redemption" or "ARC"), and the Savings Bank's wholly owned subsidiary, Dolton-Riverdale Savings Service Corporation (Dolton-Riverdale).

The Company, through its subsidiaries, provides a full range of financial services through its locations in Cook County, Illinois and an Internet site. The Savings Bank's primary business is the solicitation of savings deposits from the general public and the purchase or origination of loans secured by one-to-four-family residential, as well as commercial real estate. In addition, the Savings Bank sells mortgage loans on a service-released basis into the secondary market, has an ATM network, and has investments in a partnership which owns purchased mortgage servicing rights. Additionally, and on a limited basis, the Company is involved in the purchase and disposition of discounted loans. Through a nonbank affiliate, the Savings Bank also provides mortgage banking activities that focus on the purchase and sale of mortgage loans into the secondary market.

On April 18, 2001, the Company repurchased 365,796 shares of common stock from The Deltec Banking Corporation Ltd. An additional 135,428 shares were purchased from Deltec at the same price per share by officers and directors of the Registrant. After completion of the transaction 1,657,313 common shares of the Registrant are issued and outstanding

On June 24, 2000, the Company incorporated a wholly owned subsidiary, Argo Redemption, an Illinois corporation. ARC was chartered to effectuate, from time to time, purchases of the Company's outstanding Capital Securities by tender, in the open market or by private agreement. Acquisitions through the over-the-counter dealer market are anticipated to comprise the majority of purchase activity. As of June 30, 2001, ARC had acquired 66,293 shares of Argo Capital Trust Preferred securities at an average price of $8.61 per share.

On July 9, 2000, UmbrellaBank established an Internet banking division of the Savings Bank, which is marketed as umbrellabank.com, a division of the Savings Bank ("umbrellabank.com"). umbrellabank.com allows consumers to conduct online financial transactions with the Savings Bank, including but not limited to opening account relationships, transferring funds, accessing account information, processing bill payments, and applying for or obtaining loan products, including but not limited to credit cards and residential mortgage secured loans. At June 30, 2001, umbrellabank.com deposits totaled $258.2 million and represented 54.3% of total Savings Bank deposits of $476.0 million.

On December 1, 2000, the Savings Bank sold combined deposits of $113.6 million from three (3) of its five (5) branch banking locations for a premium of $9.2 million. Expenses attributable to the transaction aggregated the approximate amount of $1.2 million resulting in a gain of $8.0 million. In conjunction with the deposit sale, UmbrellaBank assigned the leases to the Summit and Bridgeview facilities sold in 1999, together with the leased facility not subject to the 1999 sale located at 47 W. Polk Street, Chicago, to the deposit acquirer. The Savings Bank funded the transaction through short-term liquid investments, including deposits raised through the umbrellabank.com Internet retail banking division.

NOTE B - STOCK BENEFIT PLANS

The Company's stock benefit plans are described in detail in Note 11 to the December 31, 2000 Consolidated Financial Statements.

There were no new awards or shares exercised or forfeited during the three and six months ended June 30, 2001.

NOTE C - REGULATORY CAPITAL

Pursuant to the Office of Thrift Supervision ("OTS") regulations, savings institutions must meet three separate minimum capital-to-assets requirements. The following table summarizes, as of June 30, 2001 and at December 31, 2000, the Savings Bank's capital requirements under OTS regulations and its actual capital ratios at those dates:

                      REQUIRED        ACTUAL    REQUIRED      ACTUAL     EXCESS
                       CAPITAL       CAPITAL     CAPITAL     CAPITAL    CAPITAL
JUNE 30, 2001       PERCENTAGE    PERCENTAGE     BALANCE     BALANCE    BALANCE
-------------       ----------    ----------     -------     -------    -------
                                     (Dollars in Thousands)

Risk-based                 8.0%        10.31%    $25,659     $29,567    $ 3,908
Core                       4.0          5.11      21,436      27,405      5,969
Tangible                   1.5          5.11       8,039      27,405     19,366

DECEMBER 31, 2000
-----------------

Risk-based                 8.0%        12.30%    $18,617     $28,912   $ 10,295
Core                       4.0          5.90      17,784      26,448      8,664
Tangible                   1.5          5.95       6,669      26,448     19,779

NOTE D - EARNINGS PER SHARE

The following table sets forth the components of basic and diluted earnings per share:

                                                                 Three Months Ended          Six Months Ended
                                                               06/30/01      06/30/00     06/30/01       06/30/00
                                                               --------------------------------------------------
                                                            (Dollars and shares in thousands, except per share data)

Net Income (Numerator) .................................        $  207        $  436        $  587        $  881

Basic earnings per share
    weighted average common shares outstanding..........         1,726         2,009         1,875         2,007

Effect of dilutive stock options outstanding ...........           157           138           157           138
                                                                ------        ------        ------        ------

Total weighted average common shares and
equivalents outstanding for diluted computation.........         1,883         2,147         2,032         2,145
                                                                ======        ======        ======        ======

Basic earnings per shares ..............................        $  .12        $  .22        $   31        $  .44
Diluted earnings per share .............................        $  .11        $  .20        $  .29        $  .41


NOTE E - COMMITMENTS AND CONTINGENCIES

At June 30, 2001 the Savings Bank had loan commitments totaling $2.0 million. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to the Savings Bank's normal credit policies. UmbrellaBank also had Community Reinvestment Act ("CRA") investment commitments outstanding of $2.5 million.

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

                                                  Discount         Mortgage                        Total
                                   Banking           Loans          Banking          Other      Segments
                                   -------           -----          -------          -----      --------
                                                                 (In Thousands)
June 30, 2001
Net interest income               $  3,490        $    314          $   ---    $      (473)     $  3,331
Provision for loan losses              106             ---              ---            ---           106
Other revenue                        2,030              20                6            519         2,575
Other expenses                       5,049             152              ---            272         5,473
Income tax expense                    (165)            ---              ---            (95)         (260)
Segment profit (loss)                  530             182                6           (131)          587
     Segment assets                588,169          11,677               57        (45,292)      554,611


                                                  Discount         Mortgage                        Total
                                   Banking           Loans          Banking          Other      Segments
                                   -------           -----          -------          -----      --------
                                                                 (In Thousands)
June 30, 2000
Net interest income               $  4,094        $    505          $   ---    $      (554)     $  4,045
Provision for loan losses               60              60              ---            ---           120
Other revenue                        1,044             (26)              11             80         1,109
Other expenses                       3,421             116              ---            410         3,947
Income tax expense                     549             ---              ---           (343)          206
Segment profit (loss)                1,108             303               11           (541)          881
     Segment assets                404,522          11,358               48        (24,249)      391,679

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

GENERAL

Umbrella Bancorp, Inc. ("Umbrella Bancorp" or "Company") was incorporated in Delaware in August 1987, for the purpose of acquiring UmbrellaBank, fsb, ("UmbrellaBank" or "Savings Bank"). The Company is a unitary savings and loan holding company and is registered as such with the Office of Thrift Supervision ("OTS"), Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). On April 30, 2001 the Delaware Secretary of State approved an Amendment to the Certificate of Incorporation of the Registrant changing its name to Umbrella Bancorp, Inc. This Amendment to the Certificate of Incorporation was approved by the shareholders of the Company at its Annual Meeting of Shareholders held April 26, 2001.

On December 31, 1996, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with The Deltec Banking Corporation Limited, a banking corporation organized under the laws of the Commonwealth of the Bahamas ("Deltec") whereby Deltec acquired 25% of the issued and outstanding shares of the Company as of that date. Pursuant to the Purchase Agreement, the Company and Deltec also entered into a stockholder agreement (the "Stockholder Agreement"). The Stockholder Agreement provides to Deltec, among other matters, the right to acquire additional shares (or sell back owned shares) from the Company when the Company issues or sells additional shares (or repurchases shares) to third parties in order that Deltec may maintain 25% ownership in the Company's common stock. The Stockholder Agreement also granted Deltec registration rights in respect of any shares of Common Stock owned by Deltec should it decide to sell its interest in the Company. In 2000, Deltec advised the Company it no longer intended to maintain its ownership position of 25% of the issued and outstanding shares of the Company, in accordance with the plan of liquidation and dissolution of Deltec. In connection therewith and in furtherance of the exercise of its registration rights, the Company has filed a Registration Statement with the Securities and Exchange Commission, in part to register such shares. On April 18, 2001 the Company completed a negotiated repurchase of 365,796 shares of its common stock for an aggregate purchase price of $5,121,144 from Deltec, at a purchase price of $14.00 per share. The repurchased shares represent 18.08% of the issued and outstanding common stock of the Company prior to the repurchase. The Company, in funding the repurchase, utilized cash on hand and the proceeds of a $5 million loan at market terms and conditions from a third party institutional lender. An additional 135,428 shares were purchased from Deltec at the same price per share by officers and directors of the Registrant. After completion of the transaction 1,657,313 common shares of the Registrant are issued and outstanding. Additionally, the Purchase Agreement and Stockholders Agreement were terminated by reason of the sale.

On June 24, 2000, the Company incorporated a wholly owned subsidiary, Argo Redemption Corporation, an Illinois corporation. ARC was chartered to effectuate, from time to time, purchases of the Company's outstanding Capital Securities by tender, in the open market or by private agreement. Acquisitions through the over-the-counter dealer market are anticipated to comprise the majority of purchase activity. As of June 30, 2001, ARC had acquired 66,293 shares of Argo Capital Trust Preferred securities at an average price of $8.61 per share.

During the twelve months ended December 31, 2000 the Savings Bank through its wholly owned subsidiary, Dolton Riverdale, purchased 2,500 shares or 23.7% of the issued and outstanding stock of Commercial Loan Corporation ("CLC") at a purchase price of $125,000. CLC, which is owned by Chicagoland financial institutions, through its management processes, underwrites, documents and services commercial loans for financial institution investors. The services performed by CLC include monitoring post closing performance of the loan, preparation of the loan summaries, ongoing analysis of the performance of the loan and the borrower including review of financial and operating statements of the borrower and collection and remittance of all loan payments. CLC entered into a master loans participation agreement with each of its shareholders or their affiliates, whereunder the same would purchase participations in pools offered by CLC. At June 30, 2001, CLC originated 156 loans aggregating $60.0 million, which were funded through 87 pools. The rates paid on the pools to the investors including the Savings Bank ranged from 5.75% to 9.50% and consisted of both fixed and variable rates. As of June 30, 2001, the Savings Bank had purchased interest in 37 pools aggregating approximately $16.6 million.

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

LIQUIDITY AND CAPITAL RESOURCES

UmbrellaBank's primary sources of funds are deposits, proceeds from principal and interest payments on the loan and securities available-for-sale portfolios, custodial deposit accounts related to loans serviced for others, and the sale of discounted loans receivable and newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $114.2 million at June 30, 2001.

The primary investment activity of UmbrellaBank is the origination and purchase of single family mortgage loans, commercial real estate and commercial loans, and to lesser extent consumer loans. During the six months ended June 30, 2001, and 2000, the Savings Bank originated and purchased loans receivable and discounted loans receivable in the principal amounts of $250.9 million and $201.4 million, respectively. During the six months ended June 30, 2001, and 2000, these investing activities were primarily funded by principal repayments on loans receivable and discounted loans receivable and securities available-for-sale of $227.4 million and $186.2 million, respectively. There were no sales of loans during the six months ended June 30, 2001 compared to sales of $17.9 million for the same period last year. During the six months ended June 30, 2001, additional funding was provided by an increase in deposits of $87.5 million, and an increase in borrowings of $4.1 million. During the six months ended June 30, 2000, additional funding was provided by the increase in deposits of $11.7 million, offset by a $12.5 million decrease in borrowings.

UmbrellaBank is required to maintain minimum levels of liquid assets as defined by OTS regulation. At June 30, 2001, The Savings Bank's liquid assets represented 15.4% of its liquidity base as compared to the required level of 5.0%. The level of liquidity maintained is believed by management to be adequate to meet the requirements of normal operations, potential deposit outflows, and the current loan demand.

Liquidity management for UmbrellaBank is both a daily and long-term function of the Savings Bank's senior management. Management meets on a daily basis and monitors interest rates, current and projected commitments to purchase loans and the likelihood of funding such commitments, and projected cash flows. Excess funds are generally invested in short-term investments such as federal funds. Cash flow projections are updated regularly to assure necessary liquidity.

At June 30, 2001, UmbrellaBank's capital exceeded all of the capital requirements of the OTS on a current and fully phased-in basis. The Savings Bank's tangible, core and risk-based capital ratios were 5.11%, 5.11%, and 10.31%, respectively.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0% multiplied by the estimated economic value of the institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12.0% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At June 30, 2001, the Savings Bank met each of its capital requirements, and it is anticipated that UmbrellaBank will not be subject to the interest rate risk component.

CHANGES IN FINANCIAL CONDITION

Total assets increased by $91.8 million to $554.9 million at June 30, 2001, from $463.1 million at December 31, 2000. The growth in assets was the result of a $87.5 million increase in deposits which were primarily invested in short-term interest earning assets available-for sale investment securities and loans receivable. Interest-earning assets include $32.5 million of ATM cash, on which the Savings Bank earns a return of 200 basis point over the overnight FHLB rate.

Cash and interest-earning deposits increased by $20.2 million to $114.2 million at June 30, 2001 from $94.0 million at December 31, 2000 primarily as a result of deposit inflows which have been temporarily invested in short term interest earning deposits.

Securities available-for-sale increased by $59.6 million during the six months ended June 30, 2001. Included in the increase were $22.4 million of trust preferred securities, $9.1 million of tax-free municipals, and $20.4 million of government agencies.

Loans receivable and discounted loans receivable increased by $20.3 million to $306.8 million at June 30, 2001 from $286.5 million at December 31, 2000. Loan originations and purchases totaled $250.9 million partially offset by principal repayments totaling $227.3 million, and transfers of loans to foreclosed real estate of $840,000.

Deposits increased $87.5 million to $476.0 million at June 30, 2001, from $388.5 million at December 31, 2000. The increase can be attributed to the success of the Internet banking division, umbrellabank.com, which had net deposit inflows totaling $61.0 million for the six months ended June 30, 2001.

Borrowings increased by $4.1 million to $22.8 million at June 30, 2001, from $18.7 million at December 31, 2000. The increase was primarily due to management's decision to finance the purchase of 365,796 of its shares from Deltec at $14.00 per share with a $5.0 million loan at market terms from a third party lender.

Stockholders' equity declined by $4.5 million to $19.3 million at June 30, 2001, from $23.8 million at December 31, 2000 as a result of the repurchase of 365,796 common shares for $5.1 million from Deltec. The Company earned $587,000 in the six months ended June 30, 2001 and paid dividends of $200,000.

ASSET QUALITY

Umbrella Bancorp and UmbrellaBank regularly review assets to determine proper valuation. Loans are reviewed on a regular basis and an allowance for possible loan losses is established when, in the opinion of management, the net realizable value of the property collateralizing the loan is less than the outstanding principal and interest and the collectibility of the loan's principal and interest becomes doubtful.

At June 30, 2001, UmbrellaBank had forty-five (45) properties, totaling $1.5 million classified as foreclosed real estate, as compared to forty-one (41) properties totaling $2.5 million at December 31, 2000. The underlying properties on June 30,

2001, consisted primarily of single family residences. The foreclosed real estate has been written down to estimated fair value at June 30, 2001. The total amount of loans receivable ninety (90) days or more past due at June 30, 2001, was $4.5 million or 1.49% of total loans receivable compared to $4.4 million or 1.57% of total loans on December 31, 2000. Loans ninety (90) days or more past due are primarily secured by one-to-four family residences. Total non-performing assets at June 30, 2001, totaled $5.9 million or 1.06% of total assets compared to $6.9 million or 1.50% of total assets at December 31, 2000. Excluded from these totals are $1.0 million of discounted loans ninety (90) days or more contractually past due at June 30, 2001, and $1.0 million at December 31, 2000. Discounted loans that are often purchased with the intent to foreclose and sell the underlying property are excluded from non-performing loans.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001, AND 2000.


Net income for the three months ended June 30, 2001 was $207,000 or $.11 per diluted share compared to net income of $436,000 or $.20 per diluted share for the same period last year. The decline in net income was the result of a higher operating expenses which more than offset gains on the sale of trading account securities and securities available for sale. For the six months ended June 30, 2001 net income declined to $587,000 or $.29 per diluted share from $881,000 or $.41 per diluted share for the same period last year. The decline in net income for the six month period was the result of a lower net interest margin, and higher operating expenses which more than offset increased non-interest income.

INTEREST INCOME

Interest income for the three months ended June 30, 2001, totaled $9.7 million, as compared to $7.1 million for the comparable 2000 period. The $2.6 million increase was primarily the result of a $136.6 million increase in average interest-earning assets, which was partially offset by and despite a 25 basis point decrease in the yield on earning assets to 7.84 % from 8.09%. For the six months ended June 30, 2001, interest income increased by $4.1 million to $18.4 million from $14.3 million for the same period last year. Average interest earning assets increased by $129.2 million for the six months ended June 30, 2001 compared to the same period a year ago, however the yield on earning assets declined by 15 basis points to 7.96% from 8.11%.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2001, totaled $7.8 million as compared to $5.2 million for the comparable 2000 period. The $2.6 million increase was primarily the result of a $145.3 million increase in average interest bearing liabilities and a 29 basis point increase in the weighted average cost of interest-bearing liabilities to 6.14% for the three-months ended June 30, 2001 as compared to 5.85% for the same period last year. Interest-bearing liabilities include $16.7 million of 11.0% junior subordinated debt which the Company issued in November, 1998. For the six month period ending June 30, 2001 interest expense increased by $4.9 million to $15.1 million compared to $10.2 million for the same period last year. The increase for the six month period was the result of a $142.9 million increase in average interest bearing liabilities and a 61 basis point increase in the cost of interest bearing liabilities to 6.34% as compared to 5.73% for the same period last year.

NET INTEREST INCOME

Net interest income was unchanged at $1.9 million for the three months ended June 30, 2001. Higher balances offset a 54 basis point decline in the net interest spread to 1.70% for the three months ended June 30, 2001 as compared to 2.24% for the same period last year. For the six months ended June 30, 2001 net interest income declined by $700,000 to $3.3 million from $4.0 million for the same period last year. This decline was the result of a 76 basis point decline in net interest rate spread to 1.62% from 2.34% for the comparable 2000 period.

PROVISION FOR LOAN LOSSES

Provision for loan losses totaling $106,000 were recorded for the six months ended June 30, 2001, as compared to $120,000 for the same period in 2000. Loan loss reserves totaled $2.5 million or .83% of net loans outstanding at June 30, 2001 compared to $2.4 million or .87% of net loans outstanding at December 31, 2000. Despite lower delinquencies management chose to increase reserve levels over the last twelve months due to the Savings Bank's increased commercial real estate and commercial lending activities. Management believes that loan loss reserves are adequate, and will continue to monitor the loan portfolio and substandard assets for loss exposure.

NON-INTEREST INCOME

Non-interest income increased by $559,000 to $1.2 million for the three months ended June 30, 2001, as compared to $611,000 for the three months ended June 30, 2000. Net gains on the sale of assets increased by $328,000 to $457,000 for the three months ended June 30, 2001 from $129,000 for the same period last year. Included in asset sales for the three months ended June 30, 2001 were net gains on the sale of securities available for sale of $441,000. Included in other non-interest income were rents totaling $132,000 collected from tenants in an office building purchased in April 2001.

NON-INTEREST EXPENSE

Non-interest expense increased by $958,000 to $2.9 million or 2.27% of average assets for the three months ended June 30, 2001 from $1.9 million or 2.07% of average assets for the same period last year. The increase in operating expenses was primarily the result of expenses related to the Savings Bank's Internet banking division, umbrellabank.com, which incurred operating expenses totaling $1.2 million for the three months ended June 30, 2001 and $2.4 million for the full year. The umbrellabank.com division incurs variable expenses related to data processing and customer service expense utilized in the set-up of new accounts. Deposits at umbrellabank.com increased by $61.0 million to $258.2 million during the six months ended June 30, 2001 from $149.2 million at December 31, 2000.

INCOME TAX EXPENSE

The Company recorded a tax benefit of $68,000 for the three months ended June 30, 2001 compared to a tax provision of $73,000 for the same period last year. The year 2001 benefit is based on a 38.0% tax calculated on pre-tax income of $139,000 minus the utilization of affordable housing tax credits totaling $121,000 for the three months ended June 30, 2001. For the six month period, the Company recorded a tax benefit of $260,000 compared to a tax provision of $206,000 for same period last year. The tax benefit for the six month period is based on a 38.0% tax calculated on pre-tax income of $327,000 minus the tax credits totaling $384,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 102, " Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB 102"). Due to the recent issuance of this SAB, management is not able to comment in the June 30, 2001 Form 10-Q regarding the effect of this SAB.

In July 2001, the Financial Accounting Standards Board approved two standards, Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The Company does not expect the adoption of these standards to have a material effect on its Consolidated Financial Statements.

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

The following table presents the Savings Bank's projected change in NPV for the various rate shocks as of March 31, 2001 and 2000. The March 31, 2001 information is the most recent available.

                                                            Estimated Increase
       Change in                           Estimated         (Decrease) in NPV
     Interest Rate                            NPV          Amount        Percent
     -------------                            ---          ------        -------
                                                   (Dollars in thousands)
         2001:
300 basis point rise                     $  21,739      $  (5,388)        (20)%
200 basis point rise                        23,320         (3,807)        (14)
100 basis point rise                        24,527         (2,600)        (10)
Base scenario                               27,127              -           -
100 basis point decline                     28,483          1,356           5
200 basis point decline                     28,212          1,085           4
300 basis point decline                     28,483          1,356           5

                                                            Estimated Increase
       Change in                           Estimated        (Decrease) in NPV
     Interest Rate                            NPV         Amount         Percent
     -------------                            ---         ------         -------
                                                   (Dollars in thousands)
         2000:
300 basis point rise                     $  18,685      $ (11,312)        (38)%
200 basis point rise                        22,821         (7,176)        (24)
100 basis point rise                        26,620         (3,377)        (11)
Base scenario                               29,997              -           -
100 basis point decline                     32,877          2,880           9
200 basis point decline                     35,100          5,103          17
300 basis point decline                     37,508          7,511          25

The NPV is calculated by UmbrellaBank using guidelines established by the OTS related to interest rates, loan prepayment rates, deposit decay rates and market values of certain assets under the various interest rate scenarios. These assumptions should not be relied upon as indicative of actual results due to the inherent shortcomings of the NPV analysis. These shortcomings include (i) the possibility that actual market conditions could vary from the assumptions used in the computation of NPV, (ii) certain assets, including adjustable-rate loans, have features which affect the potential repricing of such instruments, which may vary from the assumptions used, and (iii) the likelihood that as interest rates are changing, the Investment Committee would likely be changing strategies to limit the indicated changes in NPV as part of its management process.

The Savings Bank does not use derivative instruments to control interest rate risk. In addition, interest rate risk is the most significant market risk affecting the Savings Bank. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities and operations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Umbrella Bancorp and UmbrellaBank are not engaged in any legal proceedings of a material nature at the present time.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 .
The Annual Meeting of Shareholders was held April 26, 2001, with the following resolutions ratified and approved in all respects:

     I. Election of Director: The election of John G. Yedinak for a three (3) year term

          For: 1,850,315 votes 93.5% Withheld: 128,876 votes 6.5% Broker Non-votes: 0 votes 0.0%

          Election of Director: The election of Sergio Martinucci for a three
          (3) year term

          For: 1,979,187 votes 99.9% Withheld: 4 votes 0.001% Broker Non-votes:
          0 votes 0.0%

          In addition, the following directors continue in office:

          Donald G. Wittmer, President and owner of Wittmer Financial Services, Ltd., Arthur Byrnes, Senior Managing Director, Deltec Asset Management, LLC Frances M. Pitts, Executive Vice-President and Secretary of the Company, General Counsel and Secretary of the Savings Bank

     II.  For approval in the change of the Company name to Umbrella Bancorp,
          Inc.:

          For: 1,975,083 votes, 99.8% Withheld: 4,008 votes, .02% Broker Non-votes: 0 votes, 0.0%

     III. Ratification of Appointment of Crowe, Chizek and Company LLP as Independent Auditors:

          For: 1,846,319 votes 93.3% Withheld: 132,872 votes 6.7% Broker non-votes: 0 votes


ITEM 5.  OTHER INFORMATION
     Not Applicable

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

B. Reports of Form 8-K

         (1)  Form 8-K was filed with the Commission on April 18, 2001.

         (2)  Form 8-K was filed with the Commission on April 30, 2001.

         (3)  Form 8-K was filed with the Commission on June 29, 2001

















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


                                     UMBRELLA BANCORP, INC.




Date:   August 13, 2001              /S/ John G. Yedinak
     ---------------------           -------------------------------------------
                                     John G. Yedinak, Chairman of the Board,
                                     President, Chief Executive Officer, and
                                     Director


                                     /S/ Dominic M. Fejer
                                     -------------------------------------------
                                     Dominic M. Fejer, Principal Accounting and
                                     Financial Officer