Form 10-Q
period 2001-09-30
UMBRELLA BANCORP INC
filed 2001-11-14
CIK 883502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                         COMMISSION FILE NUMBER 0-19829


                             UMBRELLA BANCORP, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)






                  Delaware                         36-3620612
         (State or other jurisdiction            (I.R.S. Employer
       of incorporation or organization)        Identification No.}



               5818 South Archer Road, Summit, Illinois 60501-1830
                    (Address of principal executive offices)

                                 (708) 458-4800
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
    Yes [X]    No [ ]

The Registrant had 1,688,213 shares outstanding as of November 12, 2001.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                           PAGE NO.
------------------------------                                                                           --------
Item 1            Financial Statements

                  Consolidated Statements of Financial Condition
                  as of September 30, 2001 and December 31, 2000 (unaudited)............                      3

                  Consolidated Statements of Income (Loss) For the Three-and Nine-
                  Month Periods ended September 30, 2001 and 2000 (unaudited)...........                      4

                  Consolidated Statements of Comprehensive Income For
                  The Three- and Nine-Months ended September 30, 2001 and 2000 (unaudited)                    5

                  Consolidated Statements of Stockholders' Equity
                  for the Nine Months ended September 30, 2001 and 2000 (unaudited) ....                      6

                  Consolidated Statements of Cash Flows for the
                  Nine Months ended September 30, 2001 and 2000 (unaudited) ............                      7

                  Notes to Consolidated Financial Statements ...........................                      8

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................................                     12

Item 3            Quantitative and Qualitative Disclosures about Market Risk............                     18

PART II - OTHER INFORMATION

Item 1            Legal Proceedings ....................................................                     20

Item 2            Changes in Securities ................................................                     20

Item 3            Default Upon Senior Securities .......................................                     20

Item 4            Submission of Matters to a Vote
                  of Security Holders ..................................................                     20

Item 5            Other Information ....................................................                     20

Item 6            Exhibits and Reports on Form 8-K .....................................                     20

Form 10-Q         Signature Page .......................................................                     21


PART I - FINANCIAL INFORMATION



                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                     September 30,  December 31,
ASSETS                                                                     2001         2000
                                                                        ---------    ---------

Cash ................................................................   $  12,361    $  19,885
Interest-earning  deposits ..........................................      74,496       74,132
                                                                        ---------    ---------
   Total Cash & Cash Equivalents ....................................      86,857       94,017

Stock in Federal Home Loan Bank of Chicago ..........................       2,667        2,615
Trading account securities ..........................................       2,950        1,099
Securities available-for-sale .......................................     141,109       14,574
Securities held-to-maturity .........................................       4,729       26,523
Loans receivable, net ...............................................     292,853      279,420
Discounted loans receivable, net ....................................       3,795        7,103
Accrued interest receivable .........................................       7,117        3,988
Foreclosed real estate, net .........................................       1,353        2,498
Premises and equipment, net .........................................      21,112        9,823
Mortgage loan servicing rights, net .................................         337          397
Investment in limited partnership ...................................       3,743        4,387
Investment in GFS preferred stock ...................................        --          4,000
Debt issuance costs related to junior subordinated debt, net ........       1,726        1,774
Prepaid expenses and other assets ...................................      13,928       10,875
                                                                        ---------    ---------
      Total Assets ..................................................   $ 584,276    $ 463,093
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits ..........................................................   $ 479,344    $ 388,537
  Borrowed money ....................................................      53,644       18,708
  Advance payments by borrowers for taxes and insurance .............         829          846
  Accrued interest payable ..........................................       1,793        2,156
  Custodial escrow balances for loans serviced ......................       8,284        7,519
  Other liabilities .................................................       4,217        4,966
  Junior subordinated debt ..........................................      16,587       16,587

Stockholders' Equity
  Preferred stock ...................................................           3            3
  Common stock ......................................................          20           20
  Additional paid-in-capital ........................................       9,059        8,893
  Retained earnings - substantially restricted ......................      16,173       16,189
  Treasury shares ...................................................      (5,121)        --
  Employee Stock Ownership Plan loan ................................        (356)        (405)
  Accumulated other comprehensive income (loss) .....................          45         (678)
  Unearned stock awards .............................................        (245)        (248)
                                                                        ---------    ---------
      Total Stockholders' Equity ....................................      19,578       23,774
                                                                        ---------    ---------
      Total Liabilities and Stockholders' Equity ....................   $ 584,276    $ 463,093
                                                                        =========    =========

See notes to accompanying unaudited consolidated financial statements

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Thousands, except per share data)

                                                        For the Three Months Ended For the Nine Months Ended

                                                            09/30/01    09/30/00    09/30/01    09/30/00
                                                            --------    --------    --------    --------
                                                                            (Unaudited)
Interest income
   Loans receivable ....................................   $  6,136    $  5,681    $ 18,356    $ 16,877
   Discounted loans receivable .........................        145         150         422         438
   Securities available-for-sale .......................      2,070         374       3,743       1,148
   Securities held-to-maturity .........................        189         466       1,036       1,402
   Interest-earning deposits ...........................      1,325         638       4,738       1,727
                                                           --------    --------    --------    --------
         Total interest income .........................      9,865       7,309      28,295      21,592
                                                           --------    --------    --------    --------

Interest expense:
   Deposits ............................................      6,524       4,719      19,969      13,048
   Borrowed money ......................................        412         440       1,179       1,391
   Junior subordinated debt ............................        537         474       1,423       1,434
                                                           --------    --------    --------    --------
      Total interest expense ...........................      7,473       5,633      22,571      15,873
                                                           --------    --------    --------    --------
        Net interest income ............................      2,392       1,676       5,724       5,719
                                                           --------    --------    --------    --------
Provision for loan losses ..............................         37          65         143         185
                                                           --------    --------    --------    --------
Net interest income after provision
     for loan losses ...................................      2,355       1,611       5,581       5,534
                                                           --------    --------    --------    --------

Non-interest income:
   Loan servicing income ...............................     (1,023)        111        (810)        213
   Mortgage banking ....................................       --             7           6          18
   Gain (Loss) on sale of loans receivable, discounted
   loans receivable, securities available for sale,
   trading account securities and foreclosed real estate      1,288         115       2,386         427
   Fees and service charges ............................        113         385       1,063         976
Other ..................................................        258          20         566         113
                                                           --------    --------    --------    --------
         Total non-interest income .....................        636         638       3,211       1,747

Non-interest expense:
   Compensation and benefits ...........................      1,042         938       2,645       2,564
   Occupancy and equipment .............................        707         632       2,082       1,503
   Federal deposit insurance premium ...................         14          16          54          48
   Other general and administrative fees ...............      1,903         814       4,359       2,230
                                                           --------    --------    --------    --------
         Total non-interest expense ....................      3,666       2,400       9,140       6,345
                                                           --------    --------    --------    --------
Income (Loss) before income taxes ......................       (675)       (151)       (348)        936
Income tax expense/(benefit) ...........................       (374)       (240)       (634)       ( 34)
                                                           --------    --------    --------    --------
         Net Income (Loss) .............................   $  ( 301)   $     89    $    286    $    970
                                                           --------    --------    --------    --------


Per Share Amounts:
    Basic ..............................................   $   (.18)   $    .04    $    .16    $   .48
    Diluted ............................................       (.16)        .04         .15        .45


See notes to accompanying consolidated unaudited financial statements

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)

                                                                   For the Three Months Ended For the Nine Months Ended
                                                                        09/30/01    09/30/00  09/30/01    09/30/00
                                                                        --------    --------  --------    --------
                                                                                       (Unaudited)
Net Income (Loss)....................................................   $  (301)   $    89    $   286        970

Other comprehensive income/(loss):
       Unrealized holding gains (losses) on securities
       available-for-sale ...........................................     2,017        466      2,623        100

       Less reclassification adjustment for gains
         recognized in income .......................................     1,146       --        1,457         80
                                                                        -------    -------    -------    -------

       Net unrealized gains/(losses) ................................       871        466      1,166         20

       Tax (expense)/benefit ........................................      (331)      (177)      (443)        (8)
                                                                        -------    -------    -------    -------

Other comprehensive income/(loss) ...................................       540        289        723         12
                                                                        -------    -------    -------    -------


Comprehensive income ................................................   $   239    $   378    $ 1,009    $   982
                                                                        =======    =======    =======    =======


See notes to accompanying consolidated unaudited financial statements

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                               Accumulated
                                                               Additional                                            Other
                                        Preferred     Common    paid-in    Retained   Treasury               Comprehensive
                                            Stock      Stock    Capital    earnings      Stock    ESOP Loan   Income/(Loss)
                                        ----------------------------------------------------------------------------------
Nine  months ended  September 30, 2000

Balance at December 31, 1999 .........   $      3   $     20   $  8,829   $ 12,260          --    $   (426)   $   (850)

Net income ...........................         --         --         --        970          --          --          --

Other comprehensive loss, net of tax .         --         --         --         --          --          --          12

Amortization of purchase price
of MRP stock .........................         --         --         --         --          --          --          --

Stock options exercised ..............         --         --         15         --          --          --          --

Cash dividends .......................         --         --         --       (310)         --          --          --
                                         --------   --------   --------   --------    --------    --------    --------

Balance at  September  30, 2000 ......   $      3   $     20   $  8,844   $ 12,920    $     --    $   (426)   $   (838)
                                         ========   ========   ========   ========    ========    ========    ========

Nine  months ended September 30, 2001

Balance at December 31, 2000 .........   $      3   $     20   $  8,893   $ 16,189          --    $   (405)   $   (678)

Net income ...........................         --         --         --        286          --          --          --

Other comprehensive loss, net of tax .         --         --         --         --          --          --         723

Treasury Stock .......................         --         --         --         --      (5,121)         --          --

ESOP Loan  principal reduction .......         --         --         --         --          --          49          --

Amortization of purchase price
of MRP stock .........................         --         --         --         --          --          --          --

Stock options exercised ..............         --         --        166         --          --          --          --

Cash dividends .......................         --         --         --       (302)         --          --          --
                                         --------   --------   --------   --------    --------    --------    --------

Balance at September 30, 2001 ........   $      3   $     20   $  9,059   $ 16,173    $ (5,121)   $   (356)   $     45
                                         ========   ========   ========   ========    ========    ========    ========



                                                                  Total
                                                Unearned  Stockholders'
                                             Stock Awards        Equity
                                             --------------------------
Nine  months ended  September 30, 2000

Balance at December 31, 1999 .........       $   (248)         $ 19,588

Net income ...........................             --               970

Other comprehensive loss, net of tax .             --                12

Amortization of purchase price
of MRP stock .........................              4                 4

Stock options exercised ..............             --                15

Cash dividends .......................             --              (310)
                                             --------          --------

Balance at  September  30, 2000 ......       $   (244)         $ 20,279
                                             ========          ========

Nine  months ended September 30, 2001

Balance at December 31, 2000 .........       $   (248)         $ 23,774

Net income ...........................             --               286

Other comprehensive loss, net of tax .             --               723

Treasury Stock .......................             --            (5,121)
ESOP Loan  principal reduction .......             --                49

Amortization of purchase price
of MRP stock .........................              3                 3

Stock options exercised ..............             --               166

Cash dividends .......................             --              (302)
                                             --------          --------

Balance at September 30, 2001 ........       $   (245)         $ 19,578
                                             ========          ========


See accompanying notes to unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                     Nine Months Ended September 30,
                                                                                            2001         2000
                                                                                            ----         ----
                                                                                               (Unaudited)

Cash flows from operating activities:
   Net income .......................................................................   $     286    $     970
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation ...................................................................         982          473
     Accretion of discounts and deferred loan fees ..................................         (98)        (198)
     Provision for loan losses ......................................................         143          185
   (Gain) loss on sale of:
     Securities available-for-sale ..................................................      (1,457)         (80)
     Trading account securities .....................................................        (552)        (146)
     Loans receivable ...............................................................          --         (101)
     Branch location ................................................................          --         (117)
     Foreclosed real estate .........................................................          25           18
   Net change in trading account activity ...........................................      (1,299)          40
   Loans originated and purchased for sale ..........................................     (30,442)          --
   Proceeds from sale of loans receivable ...........................................      32,906       17,876
   FHLB Stock dividend ..............................................................         (52)        (218)
   (Increase) decrease in purchased mortgage servicing rights .......................         704         (200)
   Amortization of debt issuance costs ..............................................          48           --
   Amortization of purchase price of MRP and ESOP stock .............................          52            4
   Decrease in accrued interest receivable, prepaid
     expenses, and other assets .....................................................      (6,182)       (9170)
   Increase (decrease) in accrued interest payable and other liabilities ............      (1,555)       3,072
                                                                                        ---------    ---------
     Net cash (used in) provided by operating activities ............................      (6,491)      12,626
                                                                                        ---------    ---------
   Cash flows from investing activities:
   Loans originated and purchased for portfolio .....................................    (512,959)    (315,875)
   Principal repayments on:
    Loans receivable and discounted loans receivable ................................     499,262      292,297
    Securities-available-for sale ...................................................          81           --
    Securities held to maturity .....................................................          --          181
   Proceeds from sale, maturity, or call of:
     Foreclosed real estate .........................................................       2,183        1,759
     Securities held-to-maturity ....................................................      21,794           --
     Securities available-for-sale ..................................................      23,409          843
     Premises and equipment .........................................................          --          500
     Investment in GFS preferred stock ..............................................       4,000           --
   Purchase of:
     Securities available-for-sale ..................................................    (147,402)        (880)
     FHLB stock .....................................................................                     (218)
     Premises and equipment .........................................................     (12,271)      (1,423)
                                                                                        ---------    ---------
          Net cash used in investing activities .....................................    (121,903)     (22,816)
                                                                                        ---------    ---------
   Cash flows from financing activities:
     Net increase in deposits .......................................................      90,807       47,053
     Proceeds from borrowed funds ...................................................      38,208        2,690
     Repayment of borrowed funds ....................................................      (3,272)     (15,884)
     Purchase of treasury stock .....................................................      (5,121)          --
     Dividends paid .................................................................        (302)        (310)
     Proceeds from exercise of stock options ........................................         166           15
     Net increase (decrease) in advance payments by borrowers for taxes and insurance         (17)         289
     Net increase (decrease) in custodial escrow balances for loans serviced ........         765         (296)
                                                                                        ---------    ---------
       Net cash provided by financing activities ....................................     121,234       33,557
                                                                                        ---------    ---------
     Net increase (decrease) in cash and cash equivalents ...........................      (7,160)      23,367
   Cash and cash equivalents at beginning of period .................................      94,017       37,672
                                                                                        ---------    ---------
   Cash and cash equivalents at end of period .......................................   $  86,857    $  61,039
                                                                                        =========    =========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest expense .................................................................   $  22,934    $  16,189
   Income taxes .....................................................................   $   1,100    $     900
Non-cash investing activity - transfer of loans to foreclosed real estate ...........   $   1,063    $   2,103


See accompanying notes to unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the three months and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The September 30, 2001 unaudited consolidated financial statements include Umbrella Bancorp, Inc. formerly, Argo Bancorp, Inc. ("Umbrella Bancorp" or the "Company") and its wholly owned subsidiaries, UmbrellaBank, fsb, ("Savings Bank" or "UmbrellaBank"), Argo Redemption Corp., Inc. ("Argo Redemption" or "ARC"), and the Savings Bank's wholly owned subsidiary, Dolton-Riverdale Savings Service Corporation (Dolton-Riverdale).

The Company, through its subsidiaries, provides a full range of financial services through two retail banking facilities in Cook County, Illinois and an Internet delivery.

NOTE B - EARNINGS PER SHARE

The following table sets forth the components of basic and diluted earnings per share:

                                                  Three Months Ended   Nine Months Ended
                                                  09/30/01   09/30/00  09/30/01  09/30/00
                                                  ---------------------------------------
                                        (Dollars and shares in thousands, except per share data)

 Net Income (Loss) (Numerator) ................   $  (301)   $    89   $   286   $   970
                                                  =======    =======   =======   =======

Basic earnings per share
    weighted average common shares outstanding      1,687      2,009     1,813     2,007

Effect of dilutive stock options outstanding ..       142        138       142       138
                                                  -------    -------   -------   -------

Total weighted average common shares and
equivalents outstanding for diluted computation     1,829      2,147     1,955     2,145
                                                  =======    =======   =======   =======

Basic earnings (Loss) per shares ..............   $  (.18)   $   .04   $   .16   $   .48
Diluted earnings (Loss) per share .............   $  (.16)   $   .04   $   .15   $   .45


NOTE C - REGULATORY CAPITAL REQUIREMENTS

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital requirements. The following table summarizes, as of September 30, 2001, the Company's and Bank's capital requirements under FIRREA and their actual capital ratios. As of September 30, 2001, the Company and the Bank exceeded all current minimum regulatory capital requirements.

                                                                   To Be Well
                                                               Capitalized Under
                                               For Capital     Prompt Corrective
                                 Actual     Adequacy Purpose   Action Provisions
September 30, 2001         Amount    Ratio   Amount   Ratio     Amount    Ratio
==============             ------    -----   ------   -----     ------    -----
                                       (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                 $38,678   12.04%  $25,707   8.00%    $32,134    10.00%
   Bank                    $31,861   10.46%  $24,488   8.00%    $30,610    10.00%
Tier I Capital
(to Risk Weighted Assets)
  Company                  $36,120   11.24%  $12,854   4.00%    $19,281     6.00%
  Bank                     $29,303    9.62%  $12,244   4.00%    $18,366     6.00%
Tier I Capital
(to Average Assets)
   Company                 $36,120    6.18%  $20,993   4.00%    $26,241     5.00%
   Bank                    $29,303    5.15%  $20,343   4.00%    $25,428     5.00%

Risk Weighted Assets (Company)  $321,342
Adjusted Assets (Company)       $584,231
Risk Weighted Assets (Bank)     $304,525
Adjusted Assets (Bank)          $568,676

                                                                   To Be Well
                                                               Capitalized Under
                                               For Capital     Prompt Corrective
                                 Actual     Adequacy Purpose   Action Provisions
December 31, 2000         Amount    Ratio   Amount   Ratio     Amount    Ratio
==============            ------    -----   ------   -----     ------    -----
                                       (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                 $43,503   17.35%  $20,058   8.00%    $25,073   10.00%
   Bank                    $28,912   12.29%  $18,617   8.00%    $23,522   10.00%
Tier I Capital
(to Risk Weighted Assets)
   Company                 $41,039   16.37%  $10,029   4.00%    $15,044    6.00%
   Bank                    $26,448   11.24%  $ 9,409   4.00%    $14,113    6.00%
Tier I Capital
(to Adjusted Assets)
   Company                 $41,039   8.85%   $16,570   4.00%    $20,713    5.00%
   Bank                    $26,448   5.95%   $17,783   4.00%    $22,229    5.00%

Risk Weighted Assets (Company)  $250,726
Adjusted Assets (Company)       $463,771
Risk Weighted Assets (Bank)     $235,220
Adjusted Assets (Bank)          $444,504


NOTE D - COMMITMENTS AND CONTINGENCIES

At September 30, 2001 the Savings Bank had $22.4 million in commitments to table fund loans precommitted for delivery to third parties. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to the Savings Bank's normal credit policies. UmbrellaBank also had Community Reinvestment Act ("CRA") investment commitments outstanding of $2.5 million.

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

OVERVIEW

Umbrella Bancorp, Inc. ("Umbrella Bancorp" or "Company") was incorporated in Delaware in August 1987, for the purpose of acquiring UmbrellaBank, fsb, ("UmbrellaBank" or "Savings Bank"). The Company is a unitary savings and loan holding company and is registered as such with the Office of Thrift Supervision ("OTS"), Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). On April 30, 2001 the Delaware Secretary of State approved an Amendment to the Certificate of Incorporation of the Company changing its name to Umbrella Bancorp, Inc. This Amendment to the Certificate of Incorporation was approved by the shareholders of the Company at its Annual Meeting of Shareholders held April 26, 2001.

The Company's business activities currently consist of ownership of the Savings Bank, and investments in other equity securities. The Savings Bank's principal business consists of attracting deposits from the public primarily through its internet banking platform and to a lesser extent through its two remaining traditional branch locations and investing these deposits, together with funds generated from operations, primarily in commercial real estate and residential real estate secured loans. Additionally, UmbrellaBank maintains a portfolio of bank qualified securities, operates a network of more than 1650 ATM machines and offers `purchase/repurchase' mortgage loan facilities (`warehouse lines') to a number of mortgage banking firms. The Savings Bank's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (the "FDIC").

The Savings Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities portfolios, and the interest paid on deposits and borrowed funds. The Savings Bank's operating results are also affected by loan servicing fees, customer service charges, fees from ATM operations, gains on the sale of securities and other asset and other income. Operating expenses of the Savings Bank include employee compensation and benefits, equipment and occupancy costs, federal deposit insurance premiums and other administrative expenses.

The Savings Bank's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities.

FINANCIAL CONDITION

Total assets increased by $121.2 million to $584.3 million at September 30, 2001, from $463.1 million at December 31, 2000. The growth in assets was the result of a $90.8 million increase in deposits which were primarily invested in available-for sale securities and loans receivable. Interest-earning assets at September 30, 2001 include $33.3 million of ATM cash, on which the Savings Bank earns a return of 200 basis points over the overnight FHLB rate.

Securities available-for-sale increased by $126.5 million during the nine months ended September 30, 2001. Included in the increase were $39.0 million of trust preferred securities, $13.7 million of tax-free municipals, and $41.9 million of government agencies including $30.7 million of Federal National Mortgage Association ("FNMA") Remics purchased through the Fixed Income Discount Advisory Company, a division of Annaly Mortgage. Also included in the increase was $26.5 million invested in the U.S. Floating Rate Fund which is a public mutual fund whose objective is to purchase floating rate mortgage-backed securities issued by the United States Government, or its agencies.

Loans receivable and discounted loans receivable increased by $10.1 million to $296.6 million at September 30, 2001 from $286.5 million at December 31, 2000. Loan originations and purchases totaled $513.0 million partially offset by principal repayments totaling $499.3 million, and transfers of loans to foreclosed real estate of $1.1 million.

Premises and Equipment increased by $11.3 million to $21.1 million at September 30, 2001 from $9.8 million at December 31, 2001. This increase includes the investment of $7.8 million in 862 ATMs and the purchase of an office building in downtown Chicago for $4.3 million on which the Bank receives rental income.

Deposits increased $90.8 million to $499.3 million at September 30, 2001, from $388.5 million at December 31, 2000. The increase can be attributed to the success of the Internet delivery channel, www.umbrellabank.com, which had net deposit inflows totaling $127.4 million for the nine months ended September 30, 2001.

Borrowings increased by $34.9 million to $53.6 million at September 30, 2001, from $18.7 million at December 31, 2000. The increase was primarily due to the $25.6 of repurchase agreements at an average cost of 3.44% utilized to finance the $30.7 of FNMA Remics mentioned above. In addition, management chose to finance the purchase of 365,796 of its shares from Deltec Banking Corporation Limited ("Deltec") at $14.00 per share with a $5.0 million loan at market terms from a third party lender. The Company had entered into a Stock Purchase Agreement with Deltec on December 31, 1996 whereby Deltec acquired 25% of the issued and outstanding shares of the Company at that date. In 2000, Deltec advised the Company that it no longer intended to maintain its ownership position in accordance with the plan of liquidation and dissolution of Deltec. The remaining increases in borrowed money of $9.3 million were the result of overnight funds borrowed at September 30, 2001.

Stockholders' equity declined by $4.2 million to $19.6 million at September 30, 2001, from $23.8 million at December 31, 2000 primarily as a result of the repurchase of 365,796 common shares for $5.1 million from Deltec. The Company earned $286,000 in the nine months ended September 30, 2001 paid dividends of $302,000, received $166,000 through the exercise of stock options and had other comprehensive income of $723,000 through improved market valuations on its securities available-for-sale portfolio.

LIQUIDITY

UmbrellaBank's primary sources of funds are deposits, proceeds from principal and interest payments on the loan and securities available-for-sale portfolios and held to maturity portfolios custodial deposit accounts related to loans serviced for others, and the sale of discounted loans receivable and newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $86.9 million at September 30, 2001.

UmbrellaBank is required to maintain minimum levels of liquid assets as defined by OTS regulation. At September 30, 2001, the Savings Bank's liquid assets represented 15.4% of its liquidity base as compared to the required level of 5.0%. The level of liquidity maintained is believed by management to be adequate to meet the requirements of normal operations, potential deposit outflows, and the current loan demand.

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

INTEREST RATE RISK

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0% multiplied by the estimated economic value of the institution's interest rate risk component on a case-by-case basis. See Page 18 for quantitative and qualitative disclosures about market risk.

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

At September 30, 2001, UmbrellaBank had thirty-four (34) properties, totaling $1.4 million classified as foreclosed real estate, as compared to forty-one (41) properties totaling $2.5 million at December 31, 2000. The underlying properties on September 30, 2001, consisted primarily of single family residences. The foreclosed real estate has been written down to estimated fair value at September 30, 2001. The total amount of loans receivable ninety (90) days or more past due at September 30, 2001, was $4.5 million or 1.49% of total loans receivable compared to $4.4 million or 1.57% of total loans on December 31, 2000. Loans ninety (90) days or more past due are primarily secured by one-to-four family residences. Total non-performing assets at September 30, 2001, totaled $10.9 million or 1.91% of total assets compared to $6.9 million or 1.50% of total assets at December 31, 2000. Excluded from these totals are $900,000 of discounted loans ninety (90) days or more contractually past due at September 30, 2001, and $1.0 million at December 31, 2000. Growth in non-performing assets was driven by management's decision to classify $6.7 million of single family loans underlying contractual remittance agreements not performing in accordance with required schedules. At the same time, management is confident that a significant portion of the increase, estimated at $3.0 million, may be resolved during the 4th quarter. At this time, management believes that additions to the Allowance for Loan and Lease Losses will not be required in order to fully resolve increases noted in the period.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001, AND 2000.

GENERAL

The Company recorded a net loss of $301,000 or ($.16) per diluted share for the three months ended September 30, 2001 compared to net income of $89,000 or $.04 per diluted share for the same period last year. The loss was primarily the result of a $1.1 million valuation reserve established on subordinated debt held by the Company on Purchased Mortgage Servicing Rights ("PMSR's"). The value of PMSR's have declined as a result of lower interest rates and the increased volume of mortgage refinancing. The Company also recorded net gains of $1.3 million on the sale of available-for-sale and trading account securities for the three months ended September 30, 2001 compared to net gains of $115,000 for the same period last year. In addition, net interest income after provision for loan losses increased by $744,000 to $2.4 million from $1.6 million for the same period last year. Operating expenses, however, increased by $1.3 million. For the nine months ended September 30, 2001 net income declined to $286,000 or $.16 per diluted share compared to $.45 per diluted share for the same period last year. The average outstanding shares declined by 318,000 shares to 1,829,000 shares for the three months ended September 30, 2001 as compared to 2,147,000 shares for the same period last year. For the nine months average outstanding shares declined by 190,000 shares to 1,955,000 shares compared to 2,145,000 outstanding for the same period last year.

INTEREST INCOME

Interest income for the three months ended September 30, 2001, totaled $9.9 million, as compared to $7.3 million for the comparable 2000 period. The $2.6 million increase was primarily the result of a $180.6 million increase in average interest-earning assets, which was partially offset by a 91 basis point decrease in the yield on earning assets to 7.16% from 8.07%. Earning asset yields have declined as a result of re-pricing prime rate based loans with each change in the prime lending rate. For the nine months ended September 30, 2001, interest income increased by $6.7 million to $28.3 million from $21.6 million for the same period last year. Average interest earning assets increased by $128.4 million for the nine months ended September 30, 2001 compared to the same period a year ago, however the yield on earning assets declined by 15 basis points to 7.96% from 8.11%.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2001, totaled $7.5 million as compared to $5.6 million for the comparable 2000 period. The $1.9 million increase was primarily the result of a $194.1 million increase in average interest bearing liabilities which more than offset a 32 basis point decline in the weighted average cost of interest-bearing liabilities to 5.59% for the three-months ended September 30, 2001 as compared to 5.91% for the same period last year. Interest-bearing liabilities include $16.7 million of 11.0% junior subordinated debt which the Company issued in November, 1998. For the nine month period ended September 30, 2001 interest expense increased by $6.7 million to $22.6 million compared to $15.9 million for the same period last year. The increase for the nine month period was the result of a $169.1 million increase in average interest bearing liabilities and a 24 basis point increase in the cost of interest bearing liabilities to 6.05% as compared to 5.81% for the same period last year.

NET INTEREST INCOME

Net interest income increased by $716,000 for the three months ended September 30, 2001 when compared to the same period a year ago. Higher average balances offset a 51 basis point decline in the net interest spread to 1.57% for the three months ended September 30, 2001 as compared to 2.08% for the same period last year. For the nine months ended September 30, 2001 net interest income remained stable at $5.7 million. Higher average balances offset a 38 basis point decline in the net interest spread to 1.91% from 2.29% for the comparable 2000 period.

PROVISION FOR LOAN LOSSES

Provision for loan losses totaling $143,000 were recorded for the nine months ended September 30, 2001, as compared to $185,000 for the same period in 2000. Allowance for Loan and Lease Losses totaled $2.6 million or .86% of net loans outstanding at September 30, 2001 compared to $2.4 million or .87% of net loans outstanding at December 31, 2000. Management believes that Allowance for Loan and Lease Losses are adequate, and will continue to monitor the loan portfolio and substandard assets for loss exposure.

NON-INTEREST INCOME

Total non-interest income remained stable at $636,000 for the three months ended September 30, 2001, as compared to $638,000 for the three months ended September 30, 2000. The valuation reserve of $1.1 million on the Company's limited partnership interest in PMSRs, which is reflected in Loan Servicing Income offset net gains on the sale of securities available-for-sale and trading account securities totaling $1.3 million as compared to $115,000 for the year ago period. For the nine months, gains on the sale of available-for-sale and trading securities totaled $2.1 million compared to $243,000 for the same period last year. Also included in gains on sale for the nine months was additional profit recorded on the December 2000 sale of three branch banking centers of $232,000 and profit previously deferred totaling $84,000 on the 1999 sale of the Savings Bank's operating properties. Included in other non-interest income were rents totaling $132,000 and $265,000 for the three and nine months ended September 30, 2001, respectively received on a downtown Chicago office building purchased in April 2001 for $4.3 million.

NON-INTEREST EXPENSE

Non-interest expense increased by $1.3 million to $3.7 million or 2.79% of average assets for the three months ended September 30, 2001 from $2.4 million or 2.07% of average assets for the same period last year. For the nine months ended September 30, 2001, non-interest expense increased by $2.8 million to $9.1 million or 2.32% of average assets from $6.3 million or 2.06% of average assets for the same period last year. The increase in operating expenses was primarily the result of variable expenses related to the Savings Bank's Internet delivery channel, www.umbrellabank.com, which incurred operating expenses totaling $1.2 million and $3.8 million for the three and nine months ended September 30, 2001, respectively. The Savings Bank incurs variable expenses for its Internet customers related to data processing and call center services expense utilized in the set-up and servicing of new accounts. Deposits gathered on the Internet increased by $127.4 million to $276.7 million at September 30, 2001 from $149.3 million at December 31, 2000. Additional increase in operating expenses not related to the Internet delivery channel were in part the result of a $208,000 increase in professional fees and a $110,000 increase in expenses related to the Savings Bank's ATM deployment activities.

INCOME TAX EXPENSE

The Company recorded a tax benefit of $634,000 for the nine months ended September 30, 2001 compared to a tax benefit of $34,000 for the same period last year. The year 2001 benefit is based on a 38.0% tax rate calculated on the pre-tax loss of $348,000 minus the utilization of affordable housing tax credits totaling $502,000 for the nine months ended September 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB 102"). Due to the recent issuance of this SAB, management is not able to comment in the September 30, 2001 Form 10-Q regarding the effect of this SAB.

In July 2001, the Financial Accounting Standards Board approved two standards, Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The Company does not expect the adoption of these standards to have a material effect on its consolidated statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of its normal operations, the Savings Bank is subject to interest-rate risk on the interest-sensitive assets it invests in and the interest-sensitive liabilities it borrows. Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are different, creating a risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company's interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since the Company's primary source of interest-bearing liabilities is customer deposits, the Company's ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which the Company operates. Borrowings, which include FHLB advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which in management's judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, mitigate the Company's exposure to interest rate risk. The rates, terms and interest rate indices of the Company's interest-earning assets result primarily from the Company's strategy of investing in loans and securities (a substantial portion of which have adjustable-rate terms) which permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities. The overall goal is to manage this interest rate risk to most efficiently utilize the Savings Bank's capital, as well as to maintain an acceptable level of change to its net portfolio value ("NPV"), and net interest income. The Savings Bank's strategy is to minimize the impact of sudden and sustained changes in interest rates on NPV and its net interest margin.

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

The following table presents the Savings Bank's projected change in NPV for the various rate shocks as of June 30, 2001 and 2000. The June 30, 2001 information is the most recent available.

                                                       Estimated Increase
       Change in                   Estimated            (Decrease) in NPV
                                                        -----------------
     Interest Rate                    NPV            Amount         Percent
     -------------                    ---            ------         -------
                                             (Dollars in thousands)
         2001:
300 basis point rise               $22,816         $  (4,577)        (17)%
200 basis point rise                24,281            (3,112)        (11)
100 basis point rise                25,925            (1,468)         (5)
Base scenario                       27,393                 -           -
100 basis point decline             28,198               805           3
200 basis point decline             28,409             1,016           4
300 basis point decline             28,322               929           3

                                                       Estimated Increase
       Change in                   Estimated            (Decrease) in NPV
                                                        -----------------
     Interest Rate                    NPV            Amount         Percent
     -------------                    ---            ------         -------
                                             (Dollars in thousands)
         2000:
300 basis point rise               $22,390         $  (8,402)        (27)%
200 basis point rise                25,593            (5,199)        (17)
100 basis point rise                28,422            (2,370)         (8)
Base scenario                       30,792                 -           -
100 basis point decline             32,695             1,903           6
200 basis point decline             34,135             3,343          11
300 basis point decline             35,819             5,027          16

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         The following exhibits are incorporated herein by reference:

         (3)  The Certificate of Incorporation and By-Laws.

              3.1      Amended Certificate of Incorporation of Umbrella Bancorp
                       Inc.*
              3.2      By-Laws of Umbrella Bancorp, Inc.*
              4.0      Stock Certificate of Umbrella Bancorp, Inc.*
              11.0 Statement regarding Computation of Earnings Per Share (See Note D)

B.       Reports of Form 8-K

         None
--------------------------------------------------------------------------------


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


                                UMBRELLA BANCORP, INC.




Date: November 12, 2001         /S/ John G. Yedinak
      -----------------         ------------------------------------------------
                                John G. Yedinak, Chairman of the Board,
                                President, Chief Executive Officer, and Director


                                /S/ Dominic M. Fejer
                                ------------------------------------------------
                                Dominic M. Fejer, Principal Accounting and
                                Financial Officer