Form 10-K
period 2001-12-31
UMBRELLA BANCORP INC
filed 2002-04-01
CIK 883502

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2001

                          Commission File No.: 0-19829

                             UMBRELLA BANCORP, INC.
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

Indicate by checkmark if there is disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K and is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the Registrant, i.e., persons other than directors and executive officers of the Registrant is $3.014 million and is based upon the last sales price as quoted on Nasdaq for MARCH 22, 2002.

The Registrant had 1,711,238 shares outstanding as of March 28, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated by reference into Part II of this Form 10-K.

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                 INDEX

PART I                                                                                            PAGE NO.
------                                                                                            --------

    Item 1.         Business.......................................................................   3
    Item 2.         Properties.....................................................................  18
    Item 3.         Legal Proceedings..............................................................  19
    Item 4.         Submission of Matters to a Vote of Security Holders............................  19

PART II

    Item 5.         Market for Registrant's Common Equity and Related
                      Stockholder Matters..........................................................  19
    Item 6.         Selected Consolidated Financial Data...........................................  19
    Item 7.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations................................  19
    Item 7A.        Quantitative and Qualitative Disclosures about
                      Market Risk..................................................................  19
    Item 8.         Consolidated Financial Statements and Supplementary
                      Data.........................................................................  19
    Item 9.         Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure.......................................  20

PART III

    Item 10.        Directors and Executive Officers of the Registrant.............................  20
    Item 11.        Executive Compensation.........................................................  20
    Item 12.        Security Ownership of Certain Beneficial Owners
                      and Management...............................................................  20
    Item 13.        Certain Relationships and Related Transactions.................................  20

PART IV

    Item 14.        Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K..................................................................  20

SIGNATURES ........................................................................................  23

                                     PART 1


                              SAFE HARBOR STATEMENT

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, the Company's implementation of new technologies, the Company's ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


                       BUSINESS OF UMBRELLA BANCORP, INC.

ITEM 1.  BUSINESS

         Umbrella Bancorp, Inc. ("Umbrella Bancorp" or "Company") (formerly known as Argo Bancorp, Inc.) was incorporated in Delaware in August 1987, for the purpose of acquiring UmbrellaBank, fsb, ("UmbrellaBank" or "Savings Bank") (formerly known as Argo Federal Savings, fsb). The Company is a unitary savings and loan holding company and is registered as such with the Office of Thrift Supervision ("OTS"), Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). The Company's business activities currently consist of ownership of the Savings Bank, and investments in other equity and debt securities. The Savings Bank's principal business consists of attracting deposits from the public primarily through its Internet banking platform and, to a lesser extent, through its two traditional branch locations and investing these deposits, together with funds generated from operations, primarily in commercial real estate and residential real estate secured loans, and mortgage backed securities. Additionally, UmbrellaBank operates a network of more than 2,000 ATM machines in 17 states. The Savings Bank's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (the "FDIC").

         On April 18, 2001, the Company repurchased 365,796 shares of common stock from The Deltec Banking Corporation Ltd. ("Deltec"), in accordance with the terms of a stock purchase agreement (the "Purchase AGREEMENT") and a stockholder agreement ("Stockholder Agreement") originally executed by the Company and Deltec on December 31, 1996. An additional 135,428 shares were purchased from Deltec at the same price per share by officers and directors of the Registrant. After completion of the transaction, 1,657,313 common shares of the Registrant were issued and outstanding.


                          BUSINESS OF UMBRELLABANK, FSB

         UmbrellaBank is a federally chartered savings institution and was acquired by the Company on November 17, 1987. The Savings Bank operates under the authority of the OTS, its deposits are insured by the FDIC, and it is a member of the FHLB System. UmbrellaBank's primary business is the solicitation of savings deposits from the general public, and the purchase or origination of loans secured by one-to-four-family residential and commercial real estate, together with investments in a portfolio of mortgage backed securities and municipal bonds. UmbrellaBank's retail banking operations are conducted from two traditional branch facilities, as well through an Internet banking platform accessible via the Internet at http://www.umbrellabank.com. At December 31, 2001, umbrellabank.com deposits totaled $296.3 million and represented 64.7% of total Company deposits of $458.1 million.

         During 2001, the Savings Bank continued to originate single-family one-to-four family real estate secured loans and purchase and originate commercial real estate secured loans. To a lesser extent, UmbrellaBank also participated in or directly originated construction loans for the development of residential real estate, as well as commercial loans secured by assets other than real estate. Commercial real estate loans and commercial loans comprised approximately 35.6% of UmbrellaBank's total loans at December 31, 2001. Additionally, the Savings Bank offered 'purchase/repurchase' mortgage loan facilities ("Purchase/Repurchase Lines") to a number of third party mortgage banking firms. These facilities are used to originate one-to-four-family secured mortgage loans held for sale by the Savings Bank. The mortgage loans acquired by UmbrellaBank are generally delivered for sale to third party investors, pursuant to commitments to purchase, within 30-60 of closing days of closing. In 2001, outstanding purchase/repurchase lines of credit averaged $54.6 million with approximately $526.5 million of loans acquired and sold during the period.

         In prior periods, the Savings Bank operated a wholesale mortgage-banking conduit using a network of brokers, correspondents and third party investors. UmbrellaBank has retained, for its portfolio, certain adjustable rate mortgage ("ARM") loans and Expanded Criteria Loans resulting from conduit activity. Expanded Criteria Loans consist of one-to-four-family mortgage loans which are generally not Agency qualified, due to the borrower's credit profile, and are not as readily saleable in the secondary market as conventional loans. There were no Expanded Criteria loans originated for portfolio in 2001.

         In addition to its lending activities, UmbrellaBank also generates interest and fee income from an expanding network of regionally deployed ATMs. Deployment activities have been concentrated primarily in the Midwest and mid-Atlantic regions of the country. Revenues are derived from interchange and surcharge fees, together with income from related equipment leasing and interest on currency used in operations. At December 31, 2001, the Savings Bank had 2,019 ATMs deployed in 17 states.

         The principal executive offices of the Company and administrative headquarters of the Savings Bank are located at 5818 South Archer Road, Summit, Illinois. UmbrellaBank operates two retail banking facilities in Cook County, Illinois, and manages its Internet operations from a leased facility in Westmont, Illinois.

MARKET AREA

         UmbrellaBank considers its current primary market area to be the greater Chicago metropolitan area (hereinafter referred to as its "primary market area"). The primary market area supporting traditional operations by the Savings Bank is urban and is comprised of high-density residential neighborhoods interspersed with mixed-use and heavily industrialized areas. As Umbrellabank experiences continued growth through its Internet operations, the Company anticipates that the Savings Bank's primary market area may include more regional delineations or encompass a number of individual cities or areas. In recent periods UmbrellaBank has extended its lending activities outside of its primary market area, through its Purchase/Repurchase Line facilities and its expanding commercial loan and participation activities. The future primary market area or areas is dependent on the growth of the Internet delivery channel, and the location of consumers utilizing its retail deposit and lending services. UmbrellaBank will continue to analyze the geographic spread of deposits and loans generated from Internet operations, and adjust the definition of the Savings Bank's primary market area as concentrations of customers are determined.

LENDING ACTIVITIES

         The Company has focused lending activities on the generation of profits from the sale of mortgage loans. The Savings Bank's Purchase/Repurchase Line program generates third party origination of long-term, fixed-rate mortgage loans with 15- and 30-year maturities and ARMs for immediate sale in the secondary mortgage market by the third party originator. Prior to 2001, UmbrellaBank's lending activity has also included the origination of primarily ARM loans through the offering of portfolio ARM products in conduit activities and the purchase of ARM loans in the secondary market. Additionally, a significant portion of the growth in UmbrellaBank's loan balances in the current year is due to origination and participation activities relating to commercial real estate loans and commercial lending. The Savings Bank originated and purchased approximately $625.9 million of loans both for portfolio and for sale during 2001.

         Loan Originations and Purchases. UmbrellaBank's primary business is the solicitation of savings deposits from the general public and the purchase or origination of real estate loans secured by one-to-four-family residential and commercial properties. To a lesser extent, the Savings Bank also originates commercial loans, home equity loans, and other consumer loans, including consumer credit card facilities through the umbrellabank.com Internet channel. In prior periods and in limited amounts, the Savings Bank has also purchased discounted loans. Discounted loans are residential real estate secured loans for which the borrowers may not be current as to payment of principal and interest, or which may be comprised of incomplete or nonstandard documentation loans. Discounted loans were purchased with a view toward bringing such loans current for the Savings Bank's portfolio, for resale in the secondary market, or for foreclosure and liquidation. In 1998, UmbrellaBank discontinued new investments in discounted loans. The Savings Bank continues to purchase performing seasoned one-to-four family mortgage loans. For the year ended December 31, 2001, $34.8 million of performing seasoned one-to-four family mortgage loans were purchased by UmbrellaBank.

         Primarily as a result of its discounted loan activities, UmbrellaBank's level of nonperforming loans to total loans has been historically higher than that of its peers. Although UmbrellaBank's ratio of nonperforming loans decreased in the periods since 1998, when new investments in discounted loans were discontinued, the Savings Bank's level of nonperforming loans to total loans increased at December 31, 2001, primarily as a result of delinquencies attributable to loans associated with purchase/repurchase activity.

         One-to-Four-Family Residential Loans. UmbrellaBank originates, purchases, and sells fixed-rate and ARM loans secured by one-to-four-family residences. The loans generally fall into three categories: (1) Conventional Loans--loans which conform to all of the underwriting guidelines of Fannie Mae and Freddie Mac ("Agency Qualified"); (2) Expanded Criteria Loans--loans which are (a) not Agency Qualified, generally due to the borrower's credit profile,
(b) not as readily saleable in the secondary market as Conventional Loans and
(c) generally fixed-rate loans which are originated at interest rates higher than those of fixed-rate Conventional Loans; and (3) Portfolio ARM loans which are (a) not Agency Qualified, (b) originated under specific criteria set forth by UmbrellaBank and (c) not Conventional or Expanded Criteria Loans.

         Commercial Real Estate Lending and Commercial Loans. Historically, UmbrellaBank has originated and purchased small numbers of real estate secured commercial loans for the acquisition or refinance of existing multifamily (5-12 unit), small office building and income producing commercial properties, located within the Savings Banks' primary market area. Since 1999, UmbrellaBank has significantly increased its commercial real estate lending and commercial loan activities. UmbrellaBank believes that prudent commercial lending operations can provide the Savings Bank with shorter term, higher yielding assets, facilitating portfolio diversification and improved interest rate risk management. Working with primarily local developers in its market area, and often participating with other local lenders, the Savings Bank has increased its commercial real estate secured loan portfolio, concentrating new credit facilities in residential development and construction loans. UmbrellaBank's expanded commercial real estate lending activities have also included the origination of and participation in permanent financing credits secured by small office facilities and user owned commercial properties in the Chicagoland market area. In certain instances and to a lesser extent, non-real estate secured commercial loans have also been granted, including financing the acquisition of equipment and receivables and providing working capital loans. At December 31, 2001, UmbrellaBank's commercial and commercial real estate loan portfolio totaled $113.7 million, or 33.6% of UmbrellaBank's total loan portfolio, which included $38.7 million of commercial multifamily secured real estate loans and $75 million of other secured commercial loans.

         UmbrellaBank has also participated in a number of similarly structured, larger bank originated commercial real estate loans secured by properties outside the Chicagoland area. These commercial real estate secured loans are also primarily residential development and construction loans, principally concentrated in the greater Denver, Colorado area. The Savings Bank also continues to invest in a portfolio of real estate secured loans with improvements that consist of Charter School educational facilities principally located in the Southwest United States. Out of territory commercial, residential development and construction loans are subject to all of the Savings Bank's underwriting and lending policies, and are periodically inspected by management during on-site due diligence review. At December 31, 2001, $35.7 million, or 31.4% of UmbrellaBank's commercial real estate secured loan portfolio was secured by properties outside of the Chicagoland area.

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

INVESTMENT ACTIVITIES

         The Savings Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 2001, UmbrellaBank's liquidity ratio (liquid assets as a percentage of deposits and borrowings payable in one year or less) was 9.95%.

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

         In prior periods, the investment policy of the Savings Bank was to invest funds among various categories of investments and maturities based upon the Savings Bank's asset/liability management policies, liquidity needs and performance objectives, and investment quality and marketability. These investments generally included certificates of deposit, overnight funds, and securities of government sponsored entities and federal agency obligations, and other issues that are rated investment grade. During 2001, the Savings Bank increased its investment securities portfolio, concentrating new investments primarily in government agency collateralized mortgage obligations ("CMOs") and mortgage backed securities ("MBS") principally issued by the Federal Home Loan Mortgage Corporation ("FREDDIE MAC") and Federal National Mortgage Association ("FANNIE MAE"), trust preferred securities ("TPS") issued by a diverse group of U.S. banks, savings associations and their related holding companies, as well as a portfolio of municipal securities issued by nationally diversified local governmental units.

         Investment activities by the Savings Bank are governed by the OTS, with limitations on both quantity (as either a percent of capital or assets) and quality (as determined by various national rating services) prescribed under various laws, regulations and bulletins giving effect to the regulatory framework underlying UmbrellaBank's activities in this area. As a result of a regularly scheduled review of the Savings Bank's operations in the fourth quarter of 2001, UmbrellaBank was advised by the OTS that certain violations of applicable quantitative and qualitative limitations had been determined with respect to the Savings Bank's investment portfolio. With respect to TPS investments held by the Savings Bank, the OTS determined that UmbrellaBank had exceeded authorized investment levels, which are limited to a percent of the Savings Bank's tangible capital. The Savings Bank undertook a controlled plan of disposition of the excess amount of TPS securities then held by UmbrellaBank, and came into compliance with regulatory investment limitations on March 21, 2002. At December 31, 2001, the Company had $123.1 million of securities available-for-sale (which includes CMOs, MBS, TPS and municipal securities discussed herein) with an aggregate fair value of $123.1 million and $1.9 million of securities held-to-maturity with an aggregate fair value of $1.8 million.

         In addition to investment activities at UmbrellaBank, the Company maintained a portfolio of marketable securities, generally comprised of TPSs and equity securities consisting of noncontrol positions in financial institution equities which management believe, after analysis of market pricing, business practices, and earnings potential, were under-valued and represent an opportunity for profit from sales of such securities, together with mutual fund investments whose activities include investments in government securities and tax free investments. At December 31, 2001, the Company had $47.5 million in these securities, which are included in the available-for-sale totals above.

         Finally, both the Savings Bank and the Company have been actively trading various marketable equity securities, primarily FANNIE MAE and FREDDIE MAC stock. These securities are classified as trading securities and totaled $6.1 million and $1.1 million at December 31, 2001 and 2000, with market value approximately equal to cost.

SOURCES OF FUNDS AND BORROWINGS

         General. Deposits are the major source of UmbrellaBank's funds for lending and other investment purposes. In addition to deposits, the Savings Bank derives funds from loan principal repayments, fees generated with lending and ATM activities, borrowings (which includes advances from the FHLB and $3.0 million of subordinated debentures issued in the period) and the custodial balances associated with PMSRs. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and market conditions. Additionally, the Company's sources of funds include borrowed money, margin accounts and federal funds purchased. The Company has also issued junior subordinated debentures. Borrowings may be used to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes.

         Although savings deposits are the primary source of funds for UmbrellaBank's lending and investment activities and for its general business purposes, the Savings Bank can also borrow funds from the FHLB. As an FHLB member, UmbrellaBank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States Government or its agencies) provided certain standards related to creditworthiness have been met. At December 31, 2001, UmbrellaBank had $12.8 million of fixed rate advances from the FHLB with interest rates ranging from 6.13% to 6.58% and a weighted average interest rate of 6.48%.

         As an alternative to accessing savings deposits and FHLB advances to fund lending and investment activities, on November 28, 2001, UmbrellaBank issued and sold $3.0 million subordinated debenture in a pooled security offering which included nonaffiliated banks, savings institutions and their related holding companies. The debenture has a maturity date of December 8, 2011, and its coupon interest rate is adjustable and paid semi annually at 375 basis points over the 180 day London Interbank Offered Rate ("LIBOR"), with a cap of 12%. The debenture is subordinated to all other claims against the Savings Bank, is not collateralized by the assets of UmbrellaBank, and can be purchased by only "qualified institutional buyers" as defined by Rule 144A of the Securities Act of 1934. On December 5, 2001 UmbrellaBank filed an application with the OTS seeking inclusion of the proceeds of the sale of the debentures in regulatory "Tier II" (risk weighted) capital, which application is still pending as of March 28, 2002. At December 31, 2001, $3.0 million of subordinated debentures were outstanding, at a weighted rate of 6.01%.

SUBSIDIARIES

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

         On June 24, 2000, the Company incorporated a wholly owned subsidiary, Argo Redemption Corporation, an Illinois corporation ("ARC"). ARC was chartered to effectuate, from time to time, purchases of the Company's outstanding Capital Securities by tender, in the open market or by private agreement. Acquisitions through the over-the-counter dealer market are anticipated to comprise the majority of purchase activity. As of December 31, 2001, ARC held 64,717 shares of Argo Capital Trust Preferred securities at an average price of $9.85 per share.

         UmbrellaBank has a wholly owned subsidiary, Dolton-Riverdale Savings Service Corp. ("Dolton-Service"). At December 31, 2001, UmbrellaBank had an equity investment in Dolton-Service of $1,626,000. The assets of Dolton-Service include 50,000 shares of the Class A common stock of The Synergy Plan, Ltd.

("Synergy"), a professional employer organization, valued at $15.00 per share, 16,666 shares of Synergy Convertible Preferred Stock also valued at $15.00 per share, 11,630 shares of FBA Bancorp, Inc., the parent company of the First Bank of the Americas, S.S.B., a Department of the Treasury Community Development Fund Institution, valued in total at $134,675, 2,500 shares of Commercial Loan Corporation, a commercial loan originator, valued at $125,000, and 454,545 shares of Guaranteed Rate, Inc., a residential mortgage loan originator, valued at $250,000.

COMPETITION

         UmbrellaBank faces strong competition in attracting deposits and in originating loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and community banks, as well as from commercial banks located in its primary market area. Particularly in times of high interest rates, the Savings Bank also faces additional significant competition for investor funds from short-term money market securities and other corporate and government securities. UmbrellaBank's competition for loans comes principally from other thrift institutions, commercial banks and mortgage banking companies. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions, as well as the expansion of retail banking services into the Internet.

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

         UmbrellaBank competes with many financial institutions in its current primary market area, most of which have assets which are significantly larger than the assets of the Savings Bank. Management considers the Savings Bank's reputation for financial strength and customer service as a major competitive advantage in attracting and retaining customers in its market area. The Savings Bank also believes it benefits from its use of available technologies to provide low cost, accessible banking services, reflected by its growing core deposit base in its umbrellabank.com Internet division.

PERSONNEL

         Effective October 1, 1999 the Company entered into a Client Services Agreement with Synergy, a professional employer organization. Under the Client Services Agreement, all employees of the Company were transferred to Synergy with Synergy assigning employees to the Company as the workplace employer. At December 31, 2001, 50 employees of Synergy were assigned to the Company and subsidiaries.

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

         UmbrellaBank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Savings Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Savings Bank's safety and soundness and compliance with various regulatory requirements. The Company and the Savings Bank were most recently examined as of September 30, 2001, and matters of note are set forth throughout the discussions of "Applicable Legislation", below. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.

         The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Savings Bank and their operations. Certain of the regulatory requirements applicable to the Savings Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on UmbrellaBank and the Company.

HOLDING COMPANY REGULATION

         The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Savings Bank continues to be a qualified thrift lender ("QTL"). Upon any nonsupervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its noninsured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% the voting stock of a company engaged in impermissible activities.

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

         Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. UmbrellaBank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

RECENT REGULATORY DEVELOPMENTS

         The Gramm Leach-Bliley Act (the "Act"), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through "financial subsidiaries", in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

         The Act limits the nonbanking activities of unitary savings and loan holding companies by generally prohibiting any savings and loan holding company from engaging in any activity other than activities that are currently permitted for multiple savings and loan holding companies or are permissible for financial holding companies (as described above) (collectively "permissible activities"). The Act also generally prohibits any company from acquiring control of a savings association or savings and loan holding company unless the acquiring company engages solely in permissible activities. The Act creates an exemption from the general prohibitions for unitary savings and loan holding companies in existence, or formed pursuant to an application pending before the OTS, on or before May 4, 1999.

         Although various bank regulatory agencies have issued regulations as mandated by the Act, except for the jointly issued privacy regulations, the Act and its implementing regulations have had little impact on the daily operations of the Company and the Savings Bank and, at this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company or the Savings Bank.

         The OTS is currently proposing to require certain savings and loan holding companies to notify the OTS before engaging in, or committing to engage in, a limited set of debt transactions, transactions that reduce capital, certain asset acquisitions, and other transactions. The proposal would generally exclude savings and loan holding companies whose subsidiary savings associations' assets represent a small percent of consolidated assets and holding companies that would have consolidated tangible capital of 10% or greater following the transaction. The OTS is also currently seeking comment on its proposal to codify its current practices for reviewing the capital adequacy of savings and loan holding companies and, when necessary, requiring additional capital on a case-by- case basis.

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

         A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two-quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 2001, UmbrellaBank met each of its capital requirements.

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

         Insurance of Deposit Accounts. Deposits of the Savings Bank are presently insured by SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest. For periods after December 31, 2001, UmbrellaBank will pay an assessment rate of 21.12 basis points.

         In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF" -- the deposit insurance fund that covers most commercial bank deposits) members paid 1.22 basis points. Between January 1, 2000, and the final maturity of the outstanding FICO obligations in 2019,

BIF members and SAIF members will share the cost of interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2001, the FICO assessment rate for SAIF members ranged between approximately 21 basis points and approximately 59 basis points, while the FICO assessment rate for BIF members ranged between approximately 12 basis points and approximately 21 basis points. UmbrellaBank's assessment rate for the year ended December 31, 2001 was
6.10 basis points and the premium paid for this period was $60,216 which was applied toward the payment of FICO bonds. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Savings Bank.

         Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of UmbrellaBank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

APPLICABLE LEGISLATION

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2001, UmbrellaBank's limit on loans to one borrower was $4.9 million. At December 31, 2001, UmbrellaBank had one loan to single borrower that exceeded this limit. The violation of the Loan to One Borrower limitation was noted by the OTS during its 2001 review. The Savings Bank anticipates that excess amounts over the limitation will be eliminated during 2002, as unfunded commitments related to a construction loan for the development of residential real estate are repaid and terminated. Additionally, the limitations on savings institutions with respect to the purchase of the securities of a single issuer are set forth under the loans to one borrower regulations, and limit such purchases to 10% of an institution's unimpaired capital and unimpaired surplus. At December 31, 2001, UmbrellaBank's limit on the purchase of the securities of a single issuer was $3.3 million and, as of that date, the Savings Bank was in full compliance with the limitation.

         QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities, as well as, recently, education loans, credit card loans and small business loans) in at least 9 months out of each 12 month period. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2001, UmbrellaBank maintained 68.0% of its portfolio assets in qualified thrift investments for 12 of the last 12 months and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Savings Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2001, UmbrellaBank was classified as a Tier 1 Bank.

         Effective April 1, 1999, the OTS' capital distribution regulation changed. Under the current regulation, an application to and the prior approval of the OTS is required before any distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (generally, compliance with all capital requirements and examination ratings in one of two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still give advance notice to OTS of the capital distribution. UmbrellaBank has been advised that it no longer qualifies for expedited treatment for applications and notices filed with the OTS.

         Liquidity. The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. UmbrellaBank's average liquidity ratio for the year ended December 31, 2001 was 15.17%, which exceeded the applicable requirements. UmbrellaBank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Savings Bank's latest quarterly thrift financial report. The assessments paid by UmbrellaBank for the fiscal year ended December 31, 2001 totaled $97,272.

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

         Transactions with Related Parties. The Savings Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and its nonsavings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. As a result of the review of the Savings Bank's operations as of September 30, 2001, the OTS determined that UmbrellaBank was in violation of Sections 23A and 23B of the FRA. The violations were primarily attributable to the failure of Savings Bank employees to reconcile certain intercompany accounts on a timely basis. Upon receipt of notice of the violations of Sections 23A and 23B, the Company repaid all amounts outstanding to the Savings Bank, including attributable interest charged at market rates. At December 31, 2001, the Company and the Savings Bank were in compliance with limitations imposed by Sections 23A and 23B.

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

         As a result of the review of the Savings Bank's operations by the OTS in September, 2001, violations of regulations as discussed herein, including violation of investment limitations for TPS, the failure to perform pre-acquisition analysis designed to measure sensitivity to interest rate shocks on CMO securities, violations of the loan to one borrower limitation with respect to both loans and investment securities, violation of FRA Sections 23A and 23B with respect to transactions between the Company and UmbrellaBank, as well as the possibility of future loan losses attributable to fraud discovered in certain purchase/repurchase credit facilities, were the subject of extensive criticism by the OTS. The Company and the Savings Bank have been required to take action to correct past violations, ameliorate violations existing as of December 31, 2001 and ensure future violations do not occur. The Company and the Savings Bank are currently subject to supervisory imposed limitations, including restrictions on growth and lending activities, and are required to provide reports to the OTS detailing corrective actions taken and on-going assurances of monitoring and compliance in areas of criticism. Changes to operating policies, strengthening of existing procedures and adoption of more effective administrative controls have been undertaken by UmbrellaBank and the Company. Formal enforcement action has not been undertaken by the OTS against either the Company or the Savings Bank, but remains a possibility.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. UmbrellaBank has maintained compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

ITEM 2.  PROPERTIES

         The principal executive offices of the Company and administrative headquarters of the Savings Bank are located at 5818 South Archer Road, Summit, Illinois. UmbrellaBank conducts its business from its home office in Chicago, Illinois, located at 2154 West Madison Street, Chicago, Illinois and one additional branch office located in Dolton, Illinois. Internet operations of the Savings Bank are managed from a facility in Westmont, Illinois. Each of these four facilities are leased from unaffiliated parties. In 2001, the Savings Bank purchased an office building in the River North district of Chicago, with a view toward expanding retail and administrative operations of UmbrellaBank in 2003.

         The Company believes that UmbrellaBank's current facilities are adequate to meet the present and immediate foreseeable needs of the Company. See
Note 5 to the notes to the consolidated financial statements for the net book value of the property of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 2001, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information relating to the market for Registrant's common equity and related stockholder matters appears under the caption "Shareholder Information" in the Registrant's 2001 Annual Report to Stockholders on page 40 and is incorporated herein by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data appears under the caption "Selected Consolidated Financial Condition and other Data of the Corporation" in the Registrant's 2001 Annual Report to Stockholders on pages 3 and 4 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The above-captioned information appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2001 Annual Report to Stockholders on pages 5 through 37 and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The above-captioned information appears under the caption "Quantitative and Qualitative Disclosures about Market Risk" of the 2001 Annual Report to Stockholders on pages 35 through 37 and is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of Umbrella Bancorp, Inc. and its subsidiaries as of December 31, 2001, 2000, and 1999 together with the report thereon by Crowe, Chizek and Company LLP, appears in the Registrant's 2001 Annual Report to Stockholders, on pages 42 through 80 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2002 under "Information with respect to the Nominee, Continuing Directors and Certain Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

         The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2002 under "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2002 under "Security Ownership of Certain Beneficial Owners" and "Information with respect to the Nominee, Continuing Directors and Certain Executive Officers."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2002 under "Indebtedness of Management and Transactions with Certain Related Persons."


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Registrant and its subsidiaries, together with the Report of Independent Auditors, appearing in the 2001 Annual Report to Stockholders are incorporated herein by reference.

         Report of Independent Auditors.

         Consolidated Statements of Financial Condition as of December 31, 2001 and 2000.

         Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999.

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999.

         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

         Notes to the Consolidated Financial Statements.

         The remaining information appearing in the 2001 Annual Report to Stockholders is not deemed to be filed as a part of this report, except as expressly provided herein.

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

         (a)(3)  EXHIBITS

         The following exhibits are either filed as part of this report or are incorporated herein by reference:

         Exhibit No. 3.  Certificate of Incorporation and Bylaws.

         3.1      Certificate of Incorporation of the Company (1)
         3.2      Bylaws of the Company (1)

         Exhibit No. 4.

         4.1 Form of Indenture of Argo Bancorp, Inc. relating to the Junior Subordinated Deferrable Interest Debentures (2)
         4.2 Form of Certificate of Argo Bancorp, Inc. relating to the Junior Subordinated Deferrable Interest Debentures (2)
         4.3      Certificate of Trust of ARGO Capital Trust Company (1)
         4.4      Declaration of Trust of ARGO Capital Trust Company (1)
         4.5 Form of Capital Security Certificate of Argo Capital Trust Company (2)
         4.6      Guarantee of Argo Bancorp, Inc. relating to Capital Securities
                  (2)
         4.7 Amended and Restated Declaration of Trust of Argo Capital Trust Company (2)
         4.8 Form of Goodwill Convertible Preferred Stock Certificate of Argo Bancorp, Inc. (2)

         Exhibit No. 10.  Material Contracts.

         10.0 Stock Purchase Agreement dated December 31, 1996, between Argo Bancorp, Inc., and Deltec Banking Corporation Limited (1)
         10.1 Stockholder Agreement dated as of December 31, 1996, between Argo Bancorp, Inc., The Deltec Banking Corporation Limited, and John G. Yedinak (1)

         10.2 Amended and Restated Employment Agreements between Argo Bancorp, Inc. and Argo Federal Savings Bank, FSB. and John G. Yedinak, each dated as of November 1, 1999.
         10.3 Amended and Restated Employment Agreement between Argo Bancorp, Inc. and Argo Federal Savings Bank, FSB. and Frances
                  M. Pitts., each dated as of November 1, 1999.
         10.4 1996 Argo Bancorp, Inc. Management Recognition and Retention Plan (1)
         10.5     Argo Bancorp, Inc. 1998 Incentive Stock Option Plan (1)
         10.6 Employment Agreement between Argo Bancorp, Inc. and Colleen A. Kitch (3)
         10.7 Agreement of Purchase and Sale between Argo Federal Savings Bank, F.S.B. and Stuart Whitman, Inc. and related Leases (3)
         10.8     Stock Purchase Agreement between Argo Bancorp, Inc. and The
                  Synergy Plan, Ltd., dated September 17, 1999 (3)
         10.9     Stock Purchase Agreement by and among Argo Bancorp, Inc. by and through OLF Acquisition Corp., and On-Line Financial Services, Inc., Superior Savings Bank, I.S.C. Incorporated, Savings and Loan Service Bureau of Indiana, O&H Service Bureau of Michigan and the stockholders thereof, dated as of September 21, 1995 (3)
         10.10 Branch Office Purchase Agreements by and between Archer Bank of Chicago (and also Chicago Community Bank) and Argo Federal Savings Bank, FSB, each dated as of August 18, 2000 (3)

         Exhibit No. 11.

         11.1 Computation of earnings per share (included in Note 16 to the Company's audited financial statements).

         Exhibit No. 13.

         13.1     Portions of the 2001 Annual Report to Stockholders.

         Exhibit No. 21.

         21.1 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries."

         Exhibit No. 23.

         23.1     Consent of Crowe, Chizek and Company LLP (filed herewith).

         -----------------
         (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-59435) filed on July 20, 1998 and any amendments thereto.

         (2) Incorporated by reference to the Company's Form S-1/A (No. 33-59435-01) filed on October 13, 1998.

         (3) Incorporated by reference to the Company's Form S-3 (No. 333-54644) filed on January 30, 2001.

         (A)(4)   REPORTS ON FORM 8-K

                 None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              UMBRELLA BANCORP, INC.
                                              ----------------------
                                                   (Registrant)


Date:  April 1, 2002        By:    /S/ John G. Yedinak
                                   --------------------------------------------
                                   John G. Yedinak, Chief Executive Officer
                                   and Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Date:  April 1, 2002        By:    /S/ John G. Yedinak
                                   --------------------------------------------
                                   John G. Yedinak, Chief Executive
                                   Officer and Director (Principle Executive
                                   Officer)

Date:  April 1, 2002        By:    /S/ Sergio Martinucci
                                   --------------------------------------------
                                   Sergio Martinucci, Vice President and
                                   Director

Date:  April 1, 2002        By:    /S/ Arthur Byrnes
                                   --------------------------------------------
                                   Arthur Byrnes, Director

Date:  April 1, 2002        By:    /S/ Donald G. Wittmer
                                   --------------------------------------------
                                   Donald G. Wittmer, Director

Date:  April 1, 2002        By:    /S/ Frances M. Pitts
                                   --------------------------------------------
                                   Frances M. Pitts, Secretary and Director

Date:  April 1, 2002        By:    /S/ Dennis G. Carroll
                                   --------------------------------------------
                                   Dennis G. Carroll, Director

Date:  April 1, 2002        By:    /S/ Colleen A. Kitch
                                   --------------------------------------------
                                   Colleen A. Kitch, Executive Vice President
                                   (Interim Principal Accounting and Financial
                                   Officer)