Form 10-Q
period 2002-03-31
UMBRELLA BANCORP INC
filed 2002-05-20
CIK 883502

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

The Registrant had 1,724,038 shares outstanding as of May 13, 2002.

Transitional Small Business Disclosure Format (check one): Yes         No   X
                                                               -----      -----

================================================================================

                    UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                 MARCH 31, 2002

                                      INDEX
                                      -----
PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------
Item 1            Financial Statements

                  Consolidated Statements of Financial Condition
                  as of March 31, 2002 and December 31, 2001 (unaudited).... 3

                  Consolidated Statements of Operations for the Three Months
                  Ended March 31, 2002 and 2001 (unaudited)................. 4

                  Consolidated Statements of Comprehensive Income for the
                  Three Months Ended March 31, 2002 and 2001 (unaudited).... 5

                  Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2002 and 2001 (unaudited) ... 6

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2002 and 2001 (unaudited) ... 7

                  Notes to Consolidated Financial Statements ............... 8

Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ............11

Item 3            Quantitative and Qualitative Disclosures about
                  Market Risk...............................................16

PART II - OTHER INFORMATION
---------------------------
Item 1            Legal Proceedings ........................................18

Item 2            Changes in Securities ....................................18

Item 3            Default Upon Senior Securities ...........................18

Item 4            Submission of Matters to a Vote of Security Holders ......18

Item 5            Other Information ........................................18

Item 6            Exhibits and Reports on Form 8-K .........................18

Form 10-Q         Signature Page ...........................................19

PART I - FINANCIAL INFORMATION


                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                             (Dollars in Thousands)

                                                             March 31,    December 31,
ASSETS                                                          2002         2001
                                                                ----         ----
Cash ....................................................    $   2,483     $     647
Interest-earning deposits ...............................       75,959        37,002
                                                             ---------     ---------
   Total Cash & Cash Equivalents ........................       78,442        37,649

Trading account securities ..............................        5,751         6,053
Securities available-for-sale ...........................       97,230       123,118
Securities held-to-maturity .............................          882         1,859
Loans held for sale .....................................       38,970        65,056
Loans receivable, net ...................................      246,876       250,353
Mortgage loan servicing rights, net .....................          337           337
Investment in limited partnership .......................        3,723         3,743
Stock in Federal Home Loan Bank of Chicago ..............        2,840         2,800
Foreclosed real estate, net .............................        1,105           730
Premises and equipment, net .............................       19,979        20,609
Debt issuance costs, net ................................        1,817         1,831
Accrued interest receivable .............................        4,751         5,272
Receivable from loan servicers...........................        4,081         4,479
Prepaid expenses and other assets .......................       14,419        12,746
                                                             ---------     ---------
      Total Assets ......................................    $ 521,203     $ 536,635
                                                             =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits ..............................................    $ 444,592     $ 458,147
  Borrowed money ........................................       26,059        28,343
  Custodial escrow balances for loans serviced for others        8,920         9,499
  Accrued interest payable ..............................        2,245         1,707
  Other liabilities .....................................        5,259         4,759
  Junior subordinated debt ..............................       17,055        16,603

Stockholders' Equity
  Preferred stock .......................................            3             3
  Common stock ..........................................           21            21
  Additional paid-in-capital ............................        9,254         9,214
  Retained earnings - substantially restricted ..........       14,516        15,181
  Treasury stock - common, at cost ......................       (5,121)       (5,121)
  Employee Stock Ownership Plan loan ....................         (324)         (341)
  Unearned stock awards .................................         (248)         (248)
  Accumulated other comprehensive loss ..................       (1,028)       (1,132)
                                                             ---------     ---------
        Total Stockholders' Equity ......................       17,073        17,577
                                                             ---------     ---------
      Total Liabilities and Stockholders' Equity ........    $ 521,203     $ 536,635
                                                             =========     =========


See notes to accompanying unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, except per share data)


                                                                           For the Three Months
                                                                              Ended March 31,
                                                                              2002        2001
                                                                              ----        ----
                                                                                 (Unaudited)
Interest income
   Loans receivable ....................................................    $ 5,077     $ 6,042
   Securities available-for-sale .......................................      1,163         591
   Securities held-to-maturity .........................................         42         385
   Interest-earning deposits ...........................................      1,603       1,738
                                                                            -------     -------
         Total interest income .........................................      7,885       8,756
                                                                            -------     -------

Interest expense:
   Deposits ............................................................      4,919       6,528
   Borrowed money ......................................................        566         341
   Junior subordinated debt ............................................        482         443
                                                                            -------     -------
      Total interest expense ...........................................      5,967       7,312
                                                                            -------     -------
        Net interest income ............................................      1,918       1,444
                                                                            -------     -------
Provision for loan losses ..............................................         35          75
                                                                            -------     -------
Net interest income after provision
     for loan losses ...................................................      1,883       1,369
                                                                            -------     -------

Non-interest income:
   Loan servicing income ...............................................         73          89
   Mortgage banking ....................................................         --           5
   (Loss) gain on sale of loans receivable,
     securities available for sale, trading account securities
     and foreclosed real estate ........................................       (441)        641
   Fees and service charges ............................................        206         638
Other ..................................................................         16          32
                                                                            -------     -------
         Total non-interest (loss) income ..............................       (146)      1,405
Non-interest expense:
   Compensation and benefits ...........................................        928         843
   Occupancy and equipment .............................................        498         622
   Federal deposit insurance premiums ..................................         22          20
   Other general and administrative fees ...............................      1,799       1,101
                                                                            -------     -------
         Total non-interest expense ....................................      3,247       2,586
                                                                            -------     -------
(Loss) income before income taxes ......................................     (1,510)        188
Income tax (benefit) ...................................................       (949)       (192)
                                                                            -------     -------
         Net (loss) income .............................................    $  (561)    $   380
                                                                            =======     =======

Per Share Amounts:
    Basic...............................................................    $  (.33)    $   .19
    Diluted ............................................................    $  (.33)    $    17


See notes to accompanying consolidated unaudited financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)

                                                                           For the Three Months
                                                                              Ended March 31,
                                                                              2002        2001
                                                                              ----        ----
                                                                                (Unaudited)

Net (loss) income ......................................................    $  (561)    $   380

Other comprehensive income/(loss):
       Unrealized holding (losses) on securities available-for-sale ....       (747)        (11)

       Less reclassification adjustment for losses recognized in income        (914)         --
                                                                            -------     -------

       Net unrealized gains/(losses) ...................................        167         (11)

       Tax expense/(benefit) ...........................................         63          (4)
                                                                            -------     -------

Other comprehensive income/(loss) ......................................        104          (7)
                                                                            -------     -------

Comprehensive (loss) income ............................................    $  (457)    $   373
                                                                            =======     =======


See notes to accompanying consolidated unaudited financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                               Accumulated   Total
                                                            Additional                              Unearned         Other   Stock-
                                          Preferred  Common    Paid-in Retained  Treasury      ESOP    Stock  Comprehensive holders'
                                              Stock   Stock    Capital Earnings     Stock      Loan    Awards Income/(Loss)  Equity
                                      ----------------------------------------------------------------------------------------------
Three months ended  March 31, 2001
----------------------------------

Balance at December 31, 2000 ..............  $    3  $  20  $  8,893  $ 16,189   $     --   $   (405)  $ (248)  $   (678)  $ 23,774

Net income ................................      --     --        --       380         --         --       --         --        380

Other comprehensive loss, net of tax ......      --     --        --        --         --         --       --         (7)        (7)

ESOP loan principal reduction .............      --     --        --        --         --         14       --         --         14

Amortization of purchase price of MRP stock      --     --        --        --         --         --        5         --          5

Cash dividends ............................      --     --        --      (100)        --         --       --         --       (100)
                                             ------  -----  --------  --------   --------   --------   ------   --------   --------

Balance at March 31, 2001 .................  $    3  $  20  $  8,893  $ 16,469   $     --   $   (391)  $ (243)  $   (685)  $ 24,066
                                             ======  =====  ========  ========   ========   ========   ======   ========   ========

Three months ended March 31, 2002
---------------------------------

Balance at December 31, 2001 ..............  $    3  $  21  $  9,214  $ 15,181   $ (5,121)  $   (341)  $ (248)  $ (1,132)  $ 17,577

Net loss ..................................      --     --        --      (561)        --         --       --         --       (561)

Other comprehensive income, net of tax ....      --     --        --        --         --         --       --        104        104

ESOP loan principal reduction .............      --     --        --        --         --         17       --         --         17

Stock options exercised ...................      --     --        40        --         --         --       --         --         40

Cash dividends ............................      --     --        --      (104)        --         --       --         --       (104)
                                             ------  -----  --------  --------   --------   --------   ------   --------   --------
Balance at March 31, 2002 .................  $    3  $  21  $  9,254  $ 14,516   $ (5,121)  $   (324)  $ (248)  $ (1,028)  $ 17,073
                                             ======  =====  ========  ========   ========   ========   ======   ========   ========


See accompanying notes to unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                  Three  Months Ended
                                                                                                         March 31,
                                                                                                    2002           2001
                                                                                                    ----           ----
                                                                                                         (Unaudited)
Cash flows from operating activities:
   Net (loss) income .........................................................................    $    (561)    $     380
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization ...........................................................          860           628
     Accretion of discounts and deferred loan fees ...........................................           41           (68)
     Provision for loan losses ...............................................................           35            75
   (Gain) loss on sale of:
     Securities available-for-sale ...........................................................          914           (61)
     Trading account securities ..............................................................         (508)         (287)
     Loans receivable ........................................................................           39            --
     Branch facilities .......................................................................          (28)         (265)
     Foreclosed real estate ..................................................................           24           (28)
   Net change in trading account activity ....................................................          810           198
   Loans originated and purchased for sale ...................................................     (156,929)      (29,568)
   Proceeds from sale of loans held for sale..................................................      182,976        32,906
   FHLB Stock dividend .......................................................................          (40)           --
   Decrease (increase) in purchased mortgage servicing rights ................................           20           (89)
   Net change in debt issuance costs .........................................................           14            --
   Amortization of purchase price of MRP and ESOP stock ......................................           17             5
   Increase in accrued interest receivable, prepaid expenses and other assets ................       (1,215)       (6,009)
   Increase (decrease) in accrued interest payable and other liabilities .....................        1,066           (74)
                                                                                                  ---------     ---------
          Net cash provided by (used in) operating activities ................................       27,535        (2,257)
                                                                                                  ---------     ---------
 Cash flows from investing activities:
   Loans originated and purchased for portfolio ..............................................      (19,039)     (105,603)
   Principal repayments on:
    Loans receivable .........................................................................       22,284       106,094
    Securities-available-for sale ............................................................        3,798            29
    Securities held to maturity ..............................................................          292            --
   Proceeds from sale, maturity, or call of:
     Foreclosed real estate ..................................................................          155           932
     Securities held-to-maturity .............................................................          685         9,294
     Securities available-for-sale ...........................................................       40,957           764
     Investment in GFS preferred stock .......................................................           --         3,900
   Purchase of:
     Securities available-for-sale ...........................................................      (19,614)      (24,422)
     Premises and equipment ..................................................................         (230)         (751)
                                                                                                  ---------     ---------
          Net cash provided by (used in) investing activities ................................       29,288        (9,763)
                                                                                                  ---------     ---------
Cash flows from financing activities:
     Net (decrease) increase in deposits .....................................................      (13,555)       68,296
     Proceeds from borrowed funds ............................................................       98,464           720
     Repayment of borrowed funds .............................................................      100,748        (3,200)
     Reissuance of junior subordinated debentures ............................................        1,065            --
     Repurchase of junior subordinated debentures ............................................         (613)           --
     Dividends paid ..........................................................................         (104)         (100)
     Proceeds from exercise of stock options .................................................           40            --
     Net (decrease) increase in custodial escrow balances for loans serviced .................         (579)          554
                                                                                                  ---------     ---------
          Net cash (used in) provided by financing activities ................................      (16,030)       66,270
                                                                                                  ---------     ---------
     Net increase in cash and cash equivalents ...............................................       40,793        54,250
Cash and cash equivalents at beginning of period .............................................       37,649        94,017
                                                                                                  ---------     ---------
Cash and cash equivalents at end of period ...................................................    $  78,442     $ 148,267
                                                                                                  =========     =========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest expense ..........................................................................    $   5,429     $   7,290
   Income taxes ..............................................................................    $      --     $   1,500
   Non-cash investing activity - transfer of loans to foreclosed real estate .................    $     554     $     497
   Non-cash investing activity - ending receivable from loan servicers........................    $   4,081     $   4,437

See accompanying notes to unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Certain reclassifications have been made to prior period amounts in the financial statements in order to conform to the current period presentation.

The unaudited consolidated financial statements include Umbrella Bancorp, Inc. ("Umbrella Bancorp" or the "Company") and its wholly owned subsidiaries, UmbrellaBank, fsb, ("Savings Bank" or "UmbrellaBank"), Argo Redemption Corp., Inc. ("Argo Redemption" or "ARC"), and the Savings Bank's wholly owned subsidiary, Dolton-Riverdale Savings Service Corporation (Dolton-Riverdale).

The Company, through its subsidiaries, provides a full range of financial services through its Internet banking delivery channel at http://www.umbrellabank.com and two retail banking facilities in Cook County, Illinois.

NOTE B - EARNINGS (LOSS) PER SHARE

The following table sets forth the components of basic and diluted earnings
(loss) per share. Basic and diluted loss per share is the same for 2002 as diluted loss per share would be anti-dilutive.

                                                    Three Months Ended
                                                         March 31,
                                                    2002           2001
                                                    -------------------
                                              (Dollars and shares in thousands,
                                                   except per share data)

 Net (loss) income ............................      $  (561)      $   380
                                                     =======       =======

Basic earnings per share
    weighted average common shares outstanding         1,709         2,023

Effect of dilutive stock options outstanding ..           --           157
                                                     -------       -------

Total weighted average common shares and
equivalents outstanding for diluted computation        1,709         2,180
                                                     =======       =======

Basic (loss) earnings per share ...............      $  (.33)      $   .19
Diluted (loss) earnings per share .............      $  (.33)      $   .17

NOTE C - REGULATORY CAPITAL REQUIREMENTS

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital requirements. The following tables summarize, as of March 31, 2002 and December 31, 2001, the Company's and Savings Bank's actual capital amounts and ratios. Management believes as of March 31, 2002 and December 31, 2001, the Bank exceeded all current minimum regulatory capital requirements.

As of December 31, 2001, the most recent notification from the Office of Thrift Supervision ("OTS") categorized the Savings Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Savings Bank must maintain total risk-based, Tier I risk-based, Tier I leverage, and tangible capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category. However, the Savings Bank is restricted from increasing assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter without prior written approval of the OTS and was required to divest of $27 million of Trust Preferred Securities ("TPS"), which was accomplished by March 21, 2002. The sale of these securities resulted in a pre-tax loss of $770,000.

On November 28, 2001, the Savings Bank issued and sold $3.0 million subordinated debentures in a pooled security offering. On December 5, 2001 UmbrellaBank filed an application with the OTS seeking inclusion of the proceeds of the sale of the debentures in regulatory "Tier II" (risk weighted) capital. Such application is pending as of May 13, 2002. Thus the Savings Bank's ratios below do not reflect the $3.0 million of subordinated debentures.

                                                                 To Be Well
                                                              Capitalized Under
                                             For Capital      Prompt Corrective
                              Actual      Adequacy Purpose    Action Provisions
March 31, 2002             Amount Ratio    Amount   Ratio      Amount    Ratio
==============             ------ ------   ------   -----      ------    -----
                                       (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Company                 $38,113 12.41%
   Savings Bank            $32,476 11.08% $23,497    8.00%   $29,372    10.00%
Tier I Capital
(to Risk Weighted Assets)
   Company                 $35,157 11.45%
   Savings Bank            $30,020 10.24% $11,749    4.00%   $17,623     6.00%
Tier I Capital
(to Adjusted Assets)
   Company                 $35,157  6.72%
   Savings Bank            $30,020  5.91% $20,306    4.00%   $25,382     5.00%

December 31, 2001
=================

Total Capital
(to Risk Weighted Assets)
   Company                 $38,296 11.94%
   Savings Bank            $32,745 10.77% $24,329    8.00%   $30,411    10.00%
Tier I Capital
(to Risk Weighted Assets)
   Company                 $35,312 11.01%
   Savings Bank            $30,261  9.95% $12,164    4.00%   $18,247     6.00%
Tier I Capital
(to Adjusted Assets)
   Company                 $35,312  6.58%
   Savings Bank            $30,261  5.82% $20,785    4.00%   $25,981     5.00%

NOTE D - COMMITMENTS AND CONTINGENCIES

At March 31, 2002 the Savings Bank had commitments relating to loans, lines of credit and letters of credit totaling $33.6 million. Commitments to fund loans, lines of credit and letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to the Savings Bank's normal credit policies. The Savings Bank also had Community Reinvestment Act ("CRA") investment commitments outstanding of $1.2 million.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiary include, but are not limited to changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan and securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, the Company's implementation of new technologies, the Company's ability to develop and maintain secure and reliable information systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business including additional factors that could materially affect the Company's financial results is included in the Company's filings with the Securities and Exchange Commission. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 2001 Form 10-K.

OVERVIEW

Umbrella Bancorp, Inc. ("Umbrella Bancorp" or the "Company") is a unitary savings and loan holding company and is registered as such with the Office of Thrift Supervision ("OTS"). The Company is an active holding company with assets consisting of investments in UmbrellaBank, fsb ("UmbrellaBank" or the "Savings Bank"), marketable securities, loans receivable, and interest-earning deposits. The Company is a Federal Housing Authority ("FHA") approved originator and servicer and an approved Federal National Mortgage Association ("Fannie Mae") servicer.

The Savings Bank's principal business consists of attracting deposits from the public through its Internet banking delivery channel at http://www.umbrellabank.com and its two traditional branch locations and investing these deposits primarily in residential and commercial real estate secured loans. Additionally, UmbrellaBank maintains a portfolio of bank qualified securities, operates a network of more than 1,900 ATM machines and offers "purchase/repurchase" mortgage loan facilities ("purchase/repurchase loan program") to a number of mortgage banking firms. The Savings Bank's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (the "FDIC").

The Savings Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities portfolios, and the interest paid on deposits and borrowed funds. The Savings Bank's operating results are also affected by loan servicing fees, customer service charges and fees, fees from ATM operations, gains on the sale of securities and other assets and other income. Operating expenses of the Savings Bank include employee compensation and benefits, equipment and occupancy costs, federal deposit insurance premiums and other administrative expenses.

The Savings Bank's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities.

REGULATORY COMPLIANCE

As a result of the review of the Savings Bank's operations by the OTS as of and for the nine month period ended September 30, 2001, violations of regulations as discussed herein, including violation of investment limitations for Trust Preferred Securities ("TPS"), the failure to perform pre-acquisition analysis designed to measure sensitivity to interest rate shocks on CMO securities, violations of the loan to one borrower limitation with respect to both loans and investment securities, violation of FRA Sections 23A and 23B with respect to transactions between the Company and UmbrellaBank, as well as the possibility of future loan losses attributable to fraud discovered in certain purchase/repurchase credit facilities, were the subject of extensive criticism by the OTS. The Company and the Savings Bank have been required to take action to correct past violations, ameliorate violations existing as of December 31, 2001 and ensure future violations do not occur. The Company and the Savings Bank are currently subject to supervisory imposed limitations, including restrictions on growth and lending activities, and are required to provide reports to the OTS detailing corrective actions taken and on-going assurances of monitoring and compliance in areas of criticism.

As of March 31, 2002, the Company has corrected all violations noted above, except for the loan to one borrower violation, which will be corrected before the end of fiscal year 2002. The Company and Savings Bank have also implemented changes to operating policies, strengthened existing procedures and adopted more effective administrative controls which management believes will prevent further violations in the future. Management believes the violation of the loan to one borrower limitation will be corrected in 2002. Formal enforcement action has not been undertaken by the OTS against the Company or Savings Bank, but remains a possibility.

FINANCIAL CONDITION

Total assets decreased by $15.4 million to $521.2 million at March 31, 2002, from $536.6 million at December 31, 2001. The decrease in assets was primarily the result of a $13.6 million decrease in deposits, as a result of the Savings Bank's effort not to renew maturing public and brokered certificates of deposit yielding higher interest rates. In addition, interest-earning deposits increased $39.0 million during the three months ended March 31, 2002 to $76.0 million as the Savings Bank invested the proceeds from the sale of securities available-for-sale and loans held for sale into interest earning deposits. Interest-earning deposits at March 31, 2002 includes $27.0 million of ATM cash, on which the Savings Bank earns a return of 200 basis points over the overnight FHLB rate, and $49.0 million of other interest earning deposits with an annualized yield of 6.95% at March 31, 2002.

Securities available-for-sale decreased by $25.9 million to $97.2 million at March 31, 2002 from $123.1 at December 31, 2001 as the Company sold approximately $27 million of its excess investment in TPS as described in Note C Regulatory Capital Requirements and the preceding Regulatory Compliance section.

Loans held for sale decreased by $26.1 million to $39.0 million at March 31, 2002 from $65.1 million at December 31, 2001 as the Savings Bank implemented a planned approach to reduce its purchase/repurchase loan program activity. Net loans receivable decreased by $3.5 million to $246.9 million at March 31, 2002, from $250.4 million at December 31, 2001, primarily due to an increase of approximately $7.4 million in commercial loans, offset by a decrease of approximately $10.9 million in single family mortgage loans and home equity loans.

Premises and equipment decreased by $600,000 to $20.0 million at March 31, 2002 from $20.6 million at December 31, 2001. The decrease is attributable to $860,000 in gross depreciation expense for the three months ended March 31, 2002, offset by additions of $230,000. Net depreciation expense recorded in the statement of operations is $332,000 which reflects gross depreciation expense of $860,000 less $528,000 reimbursed to the Company through its ATM partnership activities.

Deposits decreased $13.6 million to $444.6 million at March 31, 2002, from $458.2 million at December 31, 2001 as the Savings Bank initiated a strategy of declining to renew maturing public and brokered certificates of deposit yielding higher interest rates. The Savings Bank's deposits at March 31, 2002 consist of $312.1 million, or 70.2%, of deposits attracted via its Internet delivery channel, as compared to $296.3 million, or 64.7%, at December 31, 2001.

Borrowings decreased by $2.2 million to $26.1 million at March 31, 2002, from $28.3 million at December 31, 2001, primarily due to the repayment of $2.4 million in federal funds purchased using the proceeds from the sale of securities available-for-sale and loans held for sale.

Stockholders' equity declined by $500,000 to $17.1 million at March 31, 2002, from $17.6 million at December 31, 2001 primarily as a result of the $561,000 after-tax net loss for the three months ended March 31, 2002. In addition, the Company paid dividends of $104,000, received $40,000 through the exercise of stock options and had other comprehensive income of $104,000 through improved market valuations on its securities available-for-sale portfolio.

LIQUIDITY

UmbrellaBank's primary sources of funds are deposits, proceeds from principal and interest payments on the loan and securities available-for-sale portfolios, custodial deposit accounts related to loans serviced for others, and the sale of discounted loans receivable and newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $78.4 million at March 31, 2002.

Recent legislation repealed the OTS minimum liquidity ratio requirements. OTS regulations now require the Savings Bank to maintain sufficient liquidity to ensure the Savings Bank's safe and sound operation.

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

At March 31, 2002, the Company had thirty (30) properties, totaling $1.1 million classified as foreclosed real estate, as compared to twenty-seven (27) properties totaling $730,000 at December 31, 2001. The underlying properties at March 31, 2002 consisted primarily of single-family residences. The foreclosed real estate has been written down to estimated fair value at March 31, 2002. The total amount of loans receivable ninety (90) days or more past due at March 31, 2002, was $11.0 million or 3.90% of total loans receivable compared to $9.0 million or 2.82% of total loans at December 31, 2001. The $2.0 million increase is comprised of a $3.0 million increase in delinquent one-to-four family loans offset by a $1.0 million decrease in other commercial delinquent loans. The delinquent one-to-four family loans have less credit risk due to the Bank's loan-to-value requirement at origination. Thus management provided no loan loss provision related to these loans in the first quarter 2002. Loans ninety (90) days or more past due are primarily secured by one-to-four family residences. Total non-performing assets at March 31, 2002, totaled $12.1 million or 2.32% of total assets compared to $9.7 million or 1.81% of total assets at December 31, 2001. Excluded from these totals are $811,000 of discounted loans ninety (90) days or more contractually past due at March 31, 2002, and $901,000 million at December 31, 2001.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001.

GENERAL

The Company recorded a net loss of ($561,000) or ($.33) per diluted share for the three months ended March 31, 2002 compared to net income of $380,000 or $.17 per diluted share for the same period last year. The loss was primarily the result of a $910,000 pre-tax loss on the sale of securities available for sale. Of the $910,000 pre-tax loss on the sale of securities available for sale $770,000 was related to the Company selling its excess investment in TPS as discussed in Note C Regulatory Capital Requirements and the preceding Regulatory Compliance section. In addition, net interest income after provision for loan losses increased by $500,000 to $1.9 million from $1.4 million for the same period last year. Non-interest expense, however, increased by $600,000 to $3.2 million from $2.6 million for the same period last year. The average outstanding shares declined by 314,000 shares to 1,709,000 shares for the three months ended March 31, 2002 as compared to 2,023,000 shares for the same period last year. The decline in average shares is primarily the result of the Company repurchasing 365,796 of its shares from Deltec Banking Corporation Limited ("Deltec") during 2001.

INTEREST INCOME

Interest income for the three months ended March 31, 2002, totaled $7.9 million, as compared to $8.8 million for the comparable 2001 period. The $900,000 decrease was primarily the result of a 157 basis point decrease in the tax equivalent yield on earning assets to 6.40% from 7.97%, despite the $69.0 million increase in average interest-earning assets. Earning asset yields have declined as a result of re-pricing Prime rate based loans with each change in the Prime lending rate. The decline in yield is also the result of the $39.0 million increase in short-term interest earning deposits which will generally earn less than longer term assets. The average yield on earning assets was 6.25% at the Savings Bank and 12.99% at UmbrellaBancorp, with a consolidated Company average yield of 6.40% for the three months ended March 31, 2002.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2002 totaled $6.0 million as compared to $7.3 million for the comparable 2001 period. The $1.3 million decrease was primarily the result of a 201 basis point decline in the average cost of interest-bearing liabilities to 4.61% for the three months ended March 31, 2002 as compared to 6.62% for the same period last year, which more than offset the $40.8 million increase in average interest bearing liabilities. Interest-bearing liabilities include $17.1 million of 11.0% junior subordinated debt, which the Company issued in November, 1998 and $3.0 million of subordinated debentures issued by the Savings Bank in November 2001 with an annualized interest rate during the quarter of 6.59%. The average cost of interest-bearing liabilities was 4.33% at the Savings Bank and 9.75% at UmbrellaBancorp, with a consolidated Company average cost of 4.61% for the three months ended March 31, 2002.

NET INTEREST INCOME

Net interest income for the three months ended March 31, 2002 totaled $1.9 million as compared to $1.4 million for the comparable 2001 period. The $500,000 increase was primarily the result of a 44 basis point increase in the net interest spread to 1.79% for the three months ended March 31, 2002 as compared to 1.35% for the comparable 2001 period. The net interest spread was 1.92% at the Savings Bank and 3.24% at UmbrellaBancorp, with a consolidated Company net interest spread of 1.79%.

PROVISION FOR LOAN LOSSES

Provision for loan losses totaling $35,000 were recorded for the three months ended March 31, 2002, as compared to $75,000 for the same period in 2001. Loan loss reserves totaled $3.0 million or 1.06 % of net loans outstanding at March 31, 2002 compared to $3.0 million or .94% of net loans outstanding at December 31, 2001. Management believes that loan loss reserves are adequate, and will continue to monitor the loan portfolio and substandard assets for loss exposure.

NON-INTEREST INCOME

Total non-interest income (loss) decreased $1.5 million to ($146,000) for the three months ended March 31, 2002, as compared to $1.4 million for the three months ended March 31, 2001. The decline was primarily the result of a $910,000 loss on the sale of securities available for sale. Of the $910,000 pre-tax loss on the sale of securities available for sale $770,000 was related to the Company selling its excess investment in TPS as discussed in Note C Regulatory Capital Requirements and the preceding Regulatory Compliance section. In addition, fees and service charges decreased $432,000 to $206,000 for the three months ended March 31, 2002 primarily due to $130,000 of one-time purchase/repurchase loan fees during the first quarter of 2001 and a decrease of approximately $300,000 of income related to its ATM network during first quarter 2002.

NON-INTEREST EXPENSE

Non-interest expense increased by $600,000 to $3.2 million or 2.34% of average assets for the three months ended March 31, 2002 from $2.6 million or 2.07% of average assets for the same period last year. The increase in operating expenses was primarily the result of an increase in professional fees of approximately $215,000 due to an increase in consulting and internal audit related fees, an increase in data processing expense of approximately $200,000 due to the Company's data processing system conversion and increased volume of Internet transaction processing, and a one-time loss of $155,000 relating to ATM cash losses from theft and vandalism, net of insurance proceeds.

INCOME TAX EXPENSE

The Company recorded a tax benefit of $949,000 for the three months ended March 31, 2002 compared to a tax benefit of $192,000 for the same period last year. The 2002 benefit is based on a tax rate of approximately 39% calculated on the pre-tax loss of $1.5 million, plus a tax benefit derived from tax-exempt municipal securities and tax-exempt charter school loans, plus the utilization of affordable housing tax credits all totaling $262,000 for the three months ended March 31, 2002.

ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" in June 2001. SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interest method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 will only impact the Company's financial statements if it enters into a business combination.

The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations, in June 2001. Under SFAS No. 142, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction of earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 did not have any impact on the Company's financial statements at that date as the Company had no recorded goodwill at December 31, 2001.

Effective January 1, 2003, SFAS 143, "Accounting for Asset Retirement Obligations" will apply. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period incurred. The effect of this statement on the financial position and operations of the Company is not anticipated to have a material affect.

The Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. The statement requires that the Company recognize an impairment loss on long-lived assets when the carrying amount is not recoverable and the measurement of the impairment loss is the difference between the carrying amount and the fair value of the asset. This pronouncement did not have a material effect on the Company's financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of its normal operations, the Savings Bank is subject to interest-rate risk on the interest-sensitive assets it invests in and the interest-sensitive liabilities it borrows. The Investment Committee, which includes members of senior management and directors, monitors and determines the strategy of managing the rate and sensitivity re-pricing characteristics of the individual asset and liability portfolios the Savings Bank maintains. The overall goal is to manage this interest rate risk to most efficiently utilize the Savings Bank's capital, as well as to maintain an acceptable level of change to its net portfolio value ("NPV") and net interest income. The Savings Bank's strategy is to minimize the impact of sudden and sustained changes in interest rates and NPV and its net interest margin.

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Savings Bank's change in NPV in the event of hypothetical changes in interest rates, as well as interest rate sensitivity gap analysis, which monitors the re-pricing characteristics of the Saving Bank's interest-earning assets and interest-bearing liabilities. The Board of Directors has established limits to changes in NPV and net interest income across a range of hypothetical interest rate changes. If estimated changes to NPV and net interest income are not within these limits, the Board may direct management to adjust its asset/liability mix to bring its interest rate risk within Board limits.

In an effort to reduce its interest rate risk, the Savings Bank has focused on strategies limiting the average maturity of its assets by emphasizing the origination of adjustable-rate mortgage loans and the purchase of adjustable rate/floating rate U.S. agency issued mortgage backed securities and collaterized mortgage obligations. The Savings Bank, from time to time, also invests in long-term, fixed-rate mortgages provided it is compensated with an acceptable spread.

Interest rate sensitivity analysis is used to measure the Savings Bank's interest rate risk by calculating the estimated change in the NPV of its cash flows from interest sensitive assets and liabilities, as well as certain off-balance-sheet items, in the event of a series of sudden and sustained changes in interest rates ranging from 100 to 300 basis points. Management assumes that a 200 basis point movement up or down is considered reasonable and plausible for purposes of managing its interest-rate risk on a day to day basis. NPV is the market value of portfolio equity and is computed as the difference between market value of assets and the market value of liabilities, adjusted for the value of off-balance-sheet items. The following table presents the Saving Bank's projected change in NPV for the various rate shocks as of December 31, 2001, which is the most recent available.

                                                              Estimated Increase
                                                              (Decrease) in NPV
       Change in                         Estimated            -----------------
     Interest Rate                          NPV            Amount        Percent
     -------------                          ---            ------        -------
                                                  (Dollars in thousands)
 2001:

300 basis point rise                 $    28,017       $   (11,880)        (30)%
200 basis point rise                      31,686            (8,211)        (21)
100 basis point rise                      35,592            (4,305)        (11)
Base scenario                             39,897               ---         ---
100 basis point decline                   43,411             3,514           9

Due to the level of interest rates at December 31, 2001, the Company is not able to model an additional 200 or 300 basis point decrease in rates.

The NPV is calculated by the Savings Bank using guidelines established by the OTS related to interest rates, loan prepayment rates, deposit decay rates, and market values of certain assets under the various interest rate scenarios. These assumptions should not be relied upon as indicative of actual results due to the inherent shortcomings of the NPV analysis. These shortcomings include: (i) the possibility that actual market conditions could vary from the assumptions used in the computation of NPV; (ii) certain assets, including adjustable-rate loans, have features which affect the potential re-pricing of such instruments, which may very from the assumptions used; and (iii) the likelihood that as interest rates are changing, the Investment Committee would likely be changing strategies to limit the indicated changes in NPV as part of its management process.

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

B.       Reports of Form 8-K

         A report on Form 8-K was filed on March 29, 2002 relating to the resignation of the Principal Financial Officer and Chief Financial Officer of the Registrant's wholly owned subsidiary, UmbrellaBank, fsb.
--------------------------------------------------------------------------------

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


                                                UMBRELLA BANCORP, INC.




Date: May 20, 2002                             /s/ John G. Yedinak
      -----------------------                  ---------------------------------
                                               John G. Yedinak, Chief Executive
                                               Officer, and Director


Date: May 20, 2002                             /s/ Colleen A. Kitch
      -----------------------                  ---------------------------------
                                               Colleen A. Kitch,
                                               Executive Vice-President
                                               (Interim Principal Accounting
                                                and Financial Officer)