Form 10-Q
period 2002-06-30
UMBRELLA BANCORP INC
filed 2002-08-26
CIK 883502

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                         COMMISSION FILE NUMBER 0-19829


                             UMBRELLA BANCORP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                         36-3620612
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

The Registrant had 1,724,038 shares outstanding as of August 14, 2002.

Transitional Small Business Disclosure Format (check one): Yes         No   X
                                                               -----      -----

================================================================================

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 2002

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                PAGE NO.
------------------------------                                                                --------
Item 1       Financial Statements

             Consolidated Statements of Financial Condition
             as of June 30, 2002 and December 31, 2001 (unaudited).................           3

             Consolidated Statements of Operations for the Three and Six
             Months Ended June 30, 2002 and 2001 (unaudited).......................           4

             Consolidated Statements of Comprehensive Income for the Three
             and Six Months Ended June 30, 2002 and 2001 (unaudited)...............           5

             Consolidated Statements of Stockholders' Equity for the
             Six Months Ended June 30, 2002 and 2001 (unaudited) ..................           6

             Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2002 and 2001 (unaudited) .............................           7

             Notes to Consolidated Financial Statements ...........................           8

Item 2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations ............................................          13

Item 3       Quantitative and Qualitative Disclosures about Market Risk............          23

PART II - OTHER INFORMATION
---------------------------

Item 1       Legal Proceedings ....................................................          25

Item 2       Changes in Securities ................................................          25

Item 3       Default Upon Senior Securities .......................................          25

Item 4       Submission of Matters to a Vote of Security Holders ..................          25

Item 5       Other Information ....................................................          25

Item 6       Exhibits and Reports on Form 8-K .....................................          26

Form 10-Q    Signature Page .......................................................          27

                         PART 1 - FINANCIAL INFORMATION



                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                             (Dollars in Thousands)

                                                            June 30,    December 31,
ASSETS                                                        2002         2001
                                                            ---------    ----------
Cash                                                        $   5,509    $     647
Interest-earning deposits                                      48,259       37,002
                                                            ---------    ---------
   Total Cash & Cash Equivalents                               53,768       37,649

Trading account securities                                      4,651        6,053
Securities available-for-sale                                  78,644      123,118
Securities held-to-maturity                                      --          1,859
Loans held for sale                                            30,308       65,056
Loans receivable, net                                         239,227      250,353
Mortgage loan servicing rights, net                               200          337
Investment in limited partnership                               1,308        3,743
Stock in Federal Home Loan Bank of Chicago                      2,875        2,800
Foreclosed real estate, net                                     1,766          730
Premises and equipment, net                                    15,985       20,609
Premises and equipment held for sale                            4,539         --
Debt issuance costs, net                                        1,795        1,831
Accrued interest receivable                                     3,215        5,272
Receivable from loan servicers                                  2,950        4,479
Prepaid expenses and other assets                              15,863       12,746
                                                            ---------    ---------
     Total Assets                                           $ 457,094    $ 536,635
                                                            =========    =========

LIABILITIES  AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                 $ 392,469    $ 458,147
   Borrowed money                                              22,904       28,343
   Custodial escrow balances for loans serviced by others       8,910        9,499
    Accrued interest payable                                    1,891        1,707
    Other liabilities                                           4,561        4,759
    Junior subordinated debt                                   17,005       16,603

Stockholders' Equity
  Preferred stock                                                   3            3
  Common stock                                                     21           21
  Additional paid-in-capital                                    9,332        9,214
  Retained earnings - substantially restricted                  6,037       15,181
  Treasury stock - common, at cost                             (5,121)      (5,121)
  Employee Stock Ownership Plan loan                             (301)        (341)
  Unearned stock awards                                          (248)        (248)
  Accumulated other comprehensive loss                           (369)      (1,132)
                                                            ---------    ---------
        Total Stockholders' Equity                              9,354       17,577
                                                            ---------    ---------
       Total Liabilities and Stockholders' Equity           $ 457,094    $ 536,635
                                                            =========    =========



See notes to accompanying unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)


                                                               For the Three Months    For the Six Months
                                                                  Ended June 30,          Ended June 30,
                                                                 2002        2001       2002        2001
                                                               --------    --------   --------    --------
                                                                            (Unaudited)
Interest income:
    Loans receivable                                           $  4,834    $  6,293   $  9,911    $ 12,497
    Securities available-for-sale                                 1,276       1,244      2,439       1,673
    Securities held-to-maturity                                      19         462         61         847
    Interest-earning deposits                                     1,157       1,675      2,760       3,413
                                                               --------    --------   --------    --------
         Total interest income                                    7,286       9,674     15,171      18,430
                                                               --------    --------   --------    --------

Interest expense:
    Deposits                                                      4,396       6,917      9,315      13,445
    Borrowed money                                                  588         426      1,154         767
    Junior subordinated debt                                        484         443        966         886
                                                               --------    --------   --------    --------
         Total interest expense                                   5,468       7,786     11,435      15,098
                                                               --------    --------   --------    --------
         Net interest income                                      1,818       1,888      3,736       3,332
Provision for loan and lease losses                               8,559          31      8,594         106
                                                               --------    --------   --------    --------
Net interest income (expense) after provision
         for loan and lease losses                               (6,741)      1,857     (4,858)      3,226
                                                               --------    --------   --------    --------

Non-interest income:
      Loan servicing income                                          67         124        140         213
      Mortgage banking                                             --             2       --             6
      Gain (loss) on sale of loans receivable, securities
          available for sale, trading account securities and
          foreclosed real estate                                   (399)        457       (840)      1,098
       Fees and service charges                                     173         312        379         950
      Net loss on investment in limited partnership              (2,463)       --       (2,463)       --
      Other income                                                   46         275         62         308
                                                               --------    --------   --------    --------
            Total non-interest income (expense)                  (2,576)      1,170     (2,722)      2,575

Non-interest expense:
      Compensation and benefits                                   1,047         760      1,975       1,603
      Occupancy and equipment                                       548         753      1,046       1,375
      Federal deposit insurance premium                              14          20         36          40
      Other general and administrative fees                       2,721       1,355      4,520       2,456
                                                               --------    --------   --------    --------
              Total non-interest expense                          4,330       2,888      7,577       5,474
                                                               --------    --------   --------    --------

Income (loss) before income taxes                               (13,647)        139    (15,157)        327
Income tax benefit                                                5,272          68      6,221         260
                                                               --------    --------   --------    --------
                Net income (loss)                              $ (8,375)   $    207   $ (8,936)   $    587
                                                               ========    ========   ========    ========

Per Share Amounts:
      Basic                                                    $  (4.86)   $   0.12   $  (5.21)   $   0.31
      Diluted                                                  $  (4.86)   $   0.11   $  (5.21)   $   0.29


See notes to accompanying consolidated unaudited financial statements.

                    UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)


                                                                                    For the Three Months      For the Six Months
                                                                                       Ended June 30,             Ended June 30,
                                                                                     2002          2001         2002          2001
                                                                                   --------       -------     --------       -------
                                                                                                        (Unaudited)
Net income (loss)                                                                  $ (8,375)        $ 207     $ (8,936)       $ 587

Other comprehensive income
    Unrealized holding gains (losses) on securities available-for-sale                1,176           579          429          606

    Less reclassification adjustment for gains (losses) recognized in income            113           273         (801)         311
                                                                                   --------         -----     --------        -----

    Net unrealized gains                                                              1,063           306        1,230          295

    Tax expense                                                                         404           116          467          112
                                                                                   --------         -----     --------        -----

Other comprehensive income                                                              659           190          763          183
                                                                                   --------         -----     --------        -----
Comprehensive income (loss)                                                        $ (7,716)        $ 397     $ (8,173)       $ 770
                                                                                   ========         =====     ========        =====



See notes to accompanying consolidated unaudited financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)


                                                     Additional                               Unearned                     Total
                                 Preferred   Common   paid-in   Retained    Treasury   ESOP    Stock     Accumulated   Stockholders'
                                  Stock      Stock   Capital    Earnings     Stock     Loan    Awards       Other         Equity
                                 ---------   ------ ----------  --------    --------   ----   ------     -----------   ------------
Six months ended June 30, 2001
------------------------------
Balance at December 31, 2000     $   3       $ 20     $8,893    $16,189     $    --   $(405)   $(248)     $  (678)     $ 23,774

Net income                          --         --         --        587          --      --       --           --           587

Other comprehensive loss,
   net of tax                       --         --         --         --          --      --       --          183           183

Treasury stock                      --         --         --         --      (5,121)     --       --           --        (5,121)

ESOP loan principal reduction       --         --         --         --          --      21       --           --            21

Amortization of purchase price
   of MRP stock                     --         --         --         --          --      --        9           --             9

Cash dividends                      --         --         --       (200)         --      --       --           --          (200)
                                 -----       ----     ------    -------     -------   -----    -----      -------      --------
Balance at June 30, 2001         $   3       $ 20     $8,893    $16,576     $(5,121)  $(384)   $(239)     $  (495)     $ 19,253
                                 =====       ====     ======    =======     =======   =====    =====      =======      ========

Six months ended June 30, 2002
------------------------------

Balance at December 31, 2001     $   3       $ 21     $9,214    $15,181     $(5,121)  $(341)   $(248)     $(1,132)     $ 17,577

Net loss                            --         --         --     (8,936)         --      --       --           --        (8,936)

Other comprehensive income,
  net of tax                        --         --         --         --          --      --       --          763           763

ESOP loan principal reduction       --         --         --         --          --      40       --           --            40

Stock options exercised             --         --        118         --          --      --       --           --           118

Cash dividends                      --         --         --       (208)         --      --       --           --          (208)
                                 -----       ----     ------    -------     -------   -----    -----      -------      --------
Balance at June 30, 2002         $   3       $ 21     $9,332    $ 6,037     $(5,121)  $(301)   $(248)     $  (369)     $  9,354
                                 =====       ====     ======    =======     =======   =====    =====      =======      ========


                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                            2002          2001
                                                                                                          ---------    ---------
                                                                                                                  (Unaudited)
Cash flows from operating activities:
    Net income (loss)                                                                                     $  (8,936)   $     587
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                                        1,757        1,128
         Accretion of discounts and deferred loan fees                                                           79          (72)
         Provision for loan and lease losses                                                                  8,594          106
        (Gain) loss on sale of:
              Securities available-for-sale                                                                     801         (502)
              Trading account securities                                                                         10         (328)
              Loans receivable                                                                                  115         --
              Branch facilities                                                                                 (64)        --
              Foreclosed real estate                                                                            (22)           3
         Net change in trading account activity                                                               1,392         (578)
         Net change in investment in limited partnership                                                      2,435         (165)
         Loans originated and purchased for sale                                                           (303,785)     (30,442)
         Proceeds from sale of loans held for sale                                                          338,418       32,906
         FHLB Stock dividend                                                                                    (75)         (52)
         Decrease in purchased mortgage servicing rights                                                        137           60
         Net change in debt issuance costs                                                                       36           29
         Amortization of purchase price of MRP and ESOP stock                                                    40           30
         Increase (decrease) in accrued interest receivable, prepaid expenses and other assets               (1,527)         866
         Increase in accrued interest payable and other liabilities                                              50        2,665
                                                                                                          ---------    ---------
           Net cash provided by (used in) operating activities                                               39,455        6,241
Cash flows from investing activities:
     Loans originated and purchased for portfolio                                                           (34,329)    (250,905)
     Principal repayments on:
       Loans receivable                                                                                      36,766      223,131
       Securities-available-for-sale                                                                          6,603           54
       Securities held to maturity                                                                              292         --
     Proceeds from sale, maturity, or call of:
          Foreclosed real estate                                                                                531        1,849
          Securities held-to-maturity                                                                         1,567       11,009
          Securities available-for-sale                                                                      80,438        5,000
          Investment in GFS preferred stock                                                                    --          4,000
     Purchase of:
          Securities available-for-sale                                                                     (42,138)     (64,002)
          Premises and equipment                                                                             (1,672)      (4,495)
                                                                                                          ---------    ---------
             Net cash provided by (used in) investing activities                                             48,058      (74,359)
Cash flows from financing activities:
        Net  increase (decrease) in deposits                                                                (65,678)      87,435
        Proceeds from borrowed funds                                                                        213,900        7,404
        Repayment of borrowed funds                                                                        (219,339)      (3,272)
        Purchase of Treasury Stock                                                                             --         (5,121)
        Reissuance of junior subordinated debentures                                                          1,065         --
        Repurchase of junior subordinated debentures                                                           (663)        --
        Dividends paid                                                                                         (208)        (200)
        Proceeds from exercise of stock options                                                                 118         --
        Net  increase (decrease) in custodial escrow balances for loans serviced                               (589)       2,092
                                                                                                          ---------    ---------
            Net cash provided by (used in) financing activities                                             (71,394)      88,338
                                                                                                          ---------    ---------
        Net increase in cash and cash equivalents                                                            16,119       20,220
Cash and cash equivalents at beginning of period                                                             37,649       94,017
                                                                                                          ---------    ---------
Cash and cash equivalents at end of period                                                                $  53,768    $ 114,237
                                                                                                          =========    =========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
    Interest                                                                                              $  11,251    $  13,423
    Income taxes                                                                                               (453)       1,100
    Non-cash investing activity - transfer of loans to foreclosed real estate                                 1,545          840
    Non-cash investing activity - ending receivable from loan servicers                                       2,950        4,172
    Non-cash investing activity - transfer of premises and equipment held for sale                            4,539         --



See accompanying notes to unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for fair presentation, have been included. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Certain reclassifications have been made to prior period amounts in the financial statements in order to conform to the current period presentation.

The unaudited consolidated financial statements include Umbrella Bancorp, Inc. (the "Bancorp" or the "Company") and its wholly owned subsidiaries, UmbrellaBank, fsb, (the "Savings Bank"), Argo Redemption Corp., Inc. ("Argo Redemption" or "ARC"), and the Savings Bank's wholly owned subsidiary, Dolton-Riverdale Savings Service Corporation (Dolton-Riverdale).

The Bancorp, through its subsidiaries, provides a full range of financial services through its Internet banking delivery channel at http://www.umbrellabank.com and two retail banking facilities in Cook County, Illinois.

NOTE B - PREMISES AND EQUIPMENT HELD FOR SALE

During June 2002, the Savings Bank classified its investment in an office building as held for sale and, as such, it is being carried at the lower of cost or fair value. This building was purchased in April 2001 as a possible branch location for the Savings Bank. As of June 30, 2002, the net book value of this office building was $4.5 million. During the six month period ended June 30, 2002, occupancy and equipment expense was reduced by approximately $315,000 related to rental income from the building and included approximately $155,000 of expenses from the building.

NOTE C - ALLOWANCE FOR LOAN AND LEASE LOSSES

During the three and six month periods ended June 30, 2002, the Company recorded provisions for loan and lease losses of approximately $8.6 million as compared to $31,000 and $106,000 during the three and six months periods ended June 30, 2001. As of June 30, 2002 and December 31, 2001, the allowance for loan and lease losses (ALLL) recorded in the statement of condition was $5.9 million and $3.0 million, respectively. An analysis of the ALLL for the six month period ended June 30, 2002 is as follows:

                                 Savings
                                   Bank         Bancorp        Total
                               ------------------------------------------

ALLL as of December 31, 2001   $ 2,484,000    $   500,000    $ 2,984,000
Provisions                       6,755,000      1,839,000      8,594,000
Charge-offs                     (3,861,000)    (1,839,000)    (5,700,000)
                               -----------    -----------    -----------
ALLL as of June 30, 2002       $ 5,378,000    $   500,000    $ 5,878,000
                               ===========    ===========    ===========

ALLL as a percentage of Gross Loans (including loans held for sale and discounted loans):

December 31, 2001           .79%       15.73%           .95%

June 30, 2002               1.96%      37.29%          2.18%


The significant provisions recorded during the second quarter 2002 can be attributable to several internal and external factors, as described below:

During the second quarter 2002, the Savings Bank started and completed the conversion of its commercial loan portfolio, which totaled $126.6 million as of March 31, 2002, to a new loan software subsidiary ledger system. As part of that conversion, the Savings Bank performed an extensive review of its loan files, payment histories, delinquency reporting and its loan classification reporting (e.g. special mention, substandard, doubtful and loss). The results of these procedures indicated that the Savings Bank's loan files related to certain loans were missing required documentation in accordance with the Savings Bank's underwriting standards. Although management continues to investigate the existence of such supporting documentation, including contacting lead banks on participation loans and contacting borrowers directly, management downgraded any loans where documentation was not currently in the loan file. In addition, certain payment histories did not accurately reflect the loan's current payment status, and as such, the Savings Bank's delinquency reporting and loan classification reporting excluded certain loans. Accordingly, these loans were either classified for the first time or downgraded during the quarter ended June 30, 2002.

In addition, during the second quarter of 2002, commercial loan borrowers with loans totaling approximately $3.6 million either declared, or it is anticipated that they will likely declare, bankruptcy. Although some of these loans had been previously classified, management downgraded these loans in the second quarter of 2002 due to the actual and likely bankruptcy filings and recorded a provision related to these loans totaling $1.9 million, of which $1.6 million was subsequently charged-off. The remaining $2.0 million of loans that were not charged off consist of two loans. The first is a loan with a remaining balance of $1.6 million, with an allowance allocation of $240,000. This loan is secured by leases on consumer "photo center" equipment deployed in a national retailer. The second is a loan with a remaining balance of $364,000, with an allowance allocation of $55,000, and is secured by single family real estate. The Company also provided for and charged off $2.5 million related to one loan relationship during the second quarter of 2002. Based upon financial information received during the second quarter 2002 related to this borrower, updated information received related to the collateral for certain of these loans, and updated information related to the borrower's business as a whole, the Company charged off the entire relationship balance in question and is pursuing recovery. Management intends to actively seek recovery of charged off loan assets through legal proceedings. Management also increased its allowance factors within all commercial loan classifications, based on current economic factors.

Finally, during the second quarter 2002, delinquencies increased in the single-family mortgage loan portfolio. The total amount of single-family mortgage loans ninety (90) days or more past due at December 31, 2001, March 31, 2002 and June 30, 2002 were $7.6 million, $10.6 million and $14.6 million, respectively. Management believes these increases are attributable to a declining economy and higher unemployment levels. To address this situation, the Savings Bank lowered the classification on certain pools of loans and also increased its allowance factors within certain single-family loan classifications.

As discussed more fully in the Regulatory Compliance section of the Management Discussion and Analysis ("MD&A"), during May 2002, the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC") began a joint Field Visit examination in preparation for a joint risk-focused examination of the Savings Bank and the Bancorp, which commenced on July 1, 2002, and is still in progress. This examination follows the safety and soundness examinations by the OTS of the Savings Bank and Bancorp completed January 2002, for which the Reports of Examinations were delivered, as appropriate to the Savings Bank and Bancorp in March 2002 and in which no loans were classified as "loss" assets.

During the current joint OTS/FDIC safety and soundness examination, management has met with the OTS/FDIC representatives numerous times. Based on these meetings, management believes that all loans have been properly graded by management and the Company's analysis of its ALLL, as of June 30, 2002, has properly considered all the concerns conveyed by the OTS/FDIC representatives related to the status of the Savings Bank's loan files, delinquency reporting, and loan classification reporting. Based on these factors, management believes that the ALLL as of June 30, 2002 is adequate.

Management has taken the following steps to improve its ALLL reporting, delinquent loan reporting and its loan classification reporting: 1) as previously discussed, the Savings Bank completed the conversion of its commercial loan portfolio to a new loan software subsidiary ledger system; as part of that conversion, all commercial loans were re-amortized to determine that the principal and accrued interest balances were accurate (requiring minimal adjustment to either the principal or accrued interest), and all other significant information (origination date, interest rate, maturity date, payment dates, etc.) was re-verified to source documents such as the original note or payment tickets; and 2) during July 2002, the Savings Bank hired a new senior loan credit administrator and several mid-level managers to effectively monitor and evaluate the commercial loan portfolio.

NOTE D - INVESTMENT IN LIMITED PARTNERSHIP

The balance of investment in limited partnership of $1.3 million and $3.7 million at June 30, 2002 and December 31, 2001 represents the Savings Bank's investment in two divisions of a single limited partnership. The investment at June 30, 2002 includes a $1.0 million equity interest in a division of a limited partnership whose business activities are to purchase mortgage servicing rights ("PMSRs"), and a $0.3 million investment in subordinated debentures of another division of the limited partnership. The debentures have an interest rate of 30%. As of December 31, 2001, the investment included $3.0 million in equity interests and $0.7 million in subordinated debentures. During the second quarter 2002 the Company recorded a $2.5 million valuation allowance against its interest in the limited partnership due to the impact of the recent declines in interest rates and the adverse effect of increased loan prepayment speeds on the value of PMSRs.

NOTE E - EARNINGS (LOSS) PER SHARE

The following table sets forth the components of basic and diluted earnings
(loss) per share. Basic and diluted loss per share are the same for 2002, as diluted loss per share would be anti-dilutive.

                                                Three Months Ended    Six Months Ended
                                                ------------------   ------------------
                                                      June 30,             June 30,
                                                ------------------   ------------------
                                                  2002       2001      2002      2001
                                                --------   -------   --------  --------
                                                    Dollar and shares in thousands,
                                                      except per share data
Numerator

  Net income (loss)                             $(8,375)   $   207   $(8,936)   $   587
                                                =======    =======   =======    =======

Denominator
 Basic earnings (loss) per share -
  weighted average shares outstanding             1,723      1,726     1,716      1,875

 Effect of dilutive stock options outstanding      --          157      --          157
                                                -------    -------   -------    -------
 Diluted earnings (loss) per share -
  weighted average shares outstanding             1,723      1,883     1,716      2,032
                                                =======    =======   =======    =======

Basic earnings (loss) per share                 $ (4.86)   $  0.12   $ (5.21)   $  0.31
                                                =======    =======   =======    =======
Diluted earnings (loss) per share               $ (4.86)   $  0.11   $ (5.21)   $  0.29
                                                =======    =======   =======    =======



NOTE F - REGULATORY CAPITAL REQUIREMENTS

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital requirements. There are no similar minimum capital requirements for thrift holding companies. The following tables summarize, as of June 30, 2002 and December 31, 2001, the Savings Bank's actual capital amounts and ratios.

As of June 30, 2002, the Savings Bank was adequately capitalized under the regulatory framework for prompt corrective action. Requirements for the `well-capitalized' and `adequately capitalized' categories, with respect to the ratio of total risk-based, Tier I risk-based, Tier I leverage, and tangible capital ratios, are set forth in the following table. Additionally, as a result of regulatory actions arising from the October 29, 2001 OTS Report of Examination of the Savings Bank, as described further in the Regulatory Compliance section of the MD&A, the Savings Bank is restricted from increasing assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter, without prior written approval of the OTS.

As of December 31, 2001, the Savings Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Savings Bank must maintain total risk-based, Tier I risk-based, Tier I leverage, and tangible capital ratios as set forth in the following table.

On November 28, 2001, the Savings Bank issued and sold $3.0 million subordinated debentures in a pooled security offering. On December 5, 2001, the Savings Bank filed an application with the OTS seeking inclusion of the proceeds of the sale of the debentures in regulatory "Tier II" (risk weighted) capital. As of June 28, 2002, the OTS approved the application. Thus, the Savings Bank's "Tier II" ratios below reflect the $3.0 million of subordinated debentures as of June 30, 2002 and the "Tier II" ratios do not reflect the subordinated debentures as of December 31, 2001.

                                                                                       To Be Well
                                                                                   Capitalized Under
                                                           For Capital             Prompt Corrective
                                     Actual              Adequacy Purpose          Action Provisions
June 30, 2002                     Amount Ratio            Amount   Ratio            Amount    Ratio
==============                    ------ ------          --------  -------         --------  -------
                                                         (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Savings Bank                  $27,258  9.30%           $23,456     8.00%          $29,196   10.00%
Tier I Capital
(to Risk Weighted Assets)
   Savings Bank                  $20,605  7.03%           $11,728     4.00%          $17,592    6.00%
Tier I Capital
(to Adjusted Assets)
   Savings Bank                  $20,605  4.65%           $17,728     4.00%          $22,160    5.00%




                                                                                       To Be Well
                                                                                   Capitalized Under
                                                            For Capital            Prompt Corrective
                                     Actual              Adequacy Purpose          Action Provisions
December 31, 2001                 Amount Ratio            Amount   Ratio            Amount    Ratio
==================                ------ ------          --------  -------         --------  -------
                                                         (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Savings Bank                  $32,745  10.77%         $24,329      8.00%          $30,411   10.00%
Tier I Capital
(to Risk Weighted Assets)
   Savings Bank                  $30,261   9.95%         $12,164      4.00%          $18,247    6.00%
Tier I Capital
(to Adjusted Assets)
   Savings Bank                  $30,261   5.82%         $20,785      4.00%          $25,981    5.00%


NOTE G - COMMITMENTS AND CONTINGENCIES

At June 30, 2002, the Savings Bank had commitments relating to loans, lines of credit and letters of credit totaling $26.8 million. Commitments to fund loans, lines of credit and letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to the Savings Bank's normal credit policies. The Savings Bank also had Community Reinvestment Act ("CRA") investment commitments outstanding of $900,000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan and securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, the Company's implementation of new technologies, the Company's ability to develop and maintain secure and reliable information systems and accounting principles, policies and guidelines and limitations imposed on the Savings Bank's operations as a result of the agreed upon enforcement action described in the Regulatory Compliance section following. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 2001 Form 10-K.

OVERVIEW

Umbrella Bancorp, Inc. (the "Bancorp" or the "Company") is a unitary savings and loan holding company and is registered as such with the Office of Thrift Supervision ("OTS"). The Company is an active holding company with assets consisting of investments in UmbrellaBank, fsb (the "Savings Bank"), marketable securities, loans receivable, and interest-earning deposits. The Company is a Federal Housing Authority ("FHA") approved originator and servicer and an approved Federal National Mortgage Association ("Fannie Mae") servicer.

The Savings Bank's principal business consists of attracting deposits from the public through its Internet banking delivery channel at http://www.umbrellabank.com and its two traditional branch locations and investing these deposits primarily in residential and commercial real estate secured loans. The Savings Bank also invests, to a lesser extent, in purchase/repurchase loan facilities ("purchase/repurchase loan program"), for which it offers for sale to a number of mortgage banking firms; however, the Company is currently evaluating the viability and profitability of the purchase/repurchase loan program, as a result of regulatory dissatisfaction with, and criticisms of, the program. These purchase/repurchase loans are, and historically have been, classified as held for sale on the consolidated statement of financial condition.

Additionally, the Savings Bank maintains a portfolio of bank qualified securities and operates a network of more than 1,900 ATM machines. The Savings Bank's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (the "FDIC").

The Savings Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities portfolios, and the interest paid on deposits and borrowed funds. The Savings Bank's operating results are also affected by provisions for loan and lease losses, loan servicing fees, customer service charges and fees, fees from ATM operations, gains (losses) on the sale of securities and other assets and other income. Operating expenses of the Savings Bank include employee compensation and benefits, equipment and occupancy costs, outsourced servicing expenses, federal deposit insurance premiums and other administrative expenses.

The Savings Bank's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities.

REGULATORY COMPLIANCE

The OTS commenced risk-focused safety and soundness examinations of the Savings Bank and the Bancorp on October 29, 2001 and November 14, 2001, respectively. The OTS Reports of Examinations, which were primarily based on financial information as of September 30, 2001, were transmitted to the Savings Bank and Bancorp in March 2002.

The November 14, 2001 Holding Company Report of Examination ("Bancorp ROE") was not limited to any one area, but focused on the risk factors of Transactions with Affiliates, Funds Distribution, Financial Effect and Management Quality. During the course of the OTS examination, the Bancorp addressed the specific regulatory violations identified and developed and implemented policies and procedures to ensure future regulatory compliance. The OTS commented in the Bancorp ROE on the Bancorp's level of operating losses, debt service requirements and capital position. As a result of the findings contained in the Bancorp ROE, the Bancorp was required to provide OTS with a quarterly financial cash flow projection report and quarterly monitoring reports. The Bancorp was also required to take actions to ensure future regulatory compliance, and take actions sufficient to ensure safe and sound operations. In addition, the Bancorp was placed under various operating restrictions, including a requirement that the Bancorp file notice with the OTS prior to adding or replacing a director or hiring a senior executive officer. The Bancorp was also restricted in making "golden parachute" payments to any institution-affiliated party unless authorized by regulation. The Bancorp is currently in compliance with the requirements set forth by the OTS, as a result of the findings contained in the Bancorp ROE.

The October 29, 2001, Report of Examination of the Savings Bank ("Savings Bank ROE") focused on Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to Market Risk. The OTS identified various regulatory deficiencies resulting, in part, in supervisory imposed operating restrictions on growth and lending activities, as well as restrictions on capital distributions, contracts, "golden parachute" payments and changes in senior executive positions. In addition, the Savings Bank was required to provide reports to the OTS detailing corrective actions taken, identification of policies and procedures adopted and implemented to remedy areas of criticism and ensure future regulatory compliance. Management and the Board of Directors have responded to the Savings Bank ROE, and have provided OTS with either assurance of compliance with the material exceptions noted in the Savings Bank ROE or the current status of efforts to correct matters requiring on-going remediation.

On May 20, 2002, the OTS and FDIC began a joint Field Visit examination in preparation for a joint risk-focused examination of the Savings Bank. According to the OTS/FDIC regulators, the purpose of the Field Visit was, in part, to obtain an initial assessment of the asset quality and capital levels of the Savings Bank to determine the effectiveness of corrective actions taken by the Board of Directors and management since the issuance of the Savings Bank ROE, and establish the scope for the full joint risk-focused examination of the Savings Bank, which commenced on July 1, 2002, and is still in progress.

Since completion of the Bancorp ROE and Savings Bank ROE, management officials and the Boards of Directors of both the Bancorp and the Savings Bank have engaged in active discussions with the OTS to develop a mutually agreeable business framework that will strengthen the regulatory foundation of the Bancorp and the Saving Bank. As a result, in the spirit of regulatory cooperation, the Board of Directors of both the Bancorp and the Savings Bank, without admitting or denying that such grounds exist, or the accuracy of the OTS findings, opinions and/or conclusions, separately agreed to enforcement actions that became effective on August 16, 2002.

The provisions of the enforcement action between the Bancorp and OTS establish, in principal part, that the Bancorp will provide the OTS with a plan for raising additional common equity capital and restructuring outstanding debt at the Bancorp, recognizing that economic and market conditions are outside of the control of the Bancorp. In addition to the operating restrictions previously placed on the Bancorp by the OTS, pursuant to the Bancorp ROE, the agreed upon action requires the Bancorp to provide OTS with quarterly cash flow projections for the purpose of identifying the Bancorp's sources and uses of funds for the remainder of fiscal 2002, fiscal 2003 and fiscal 2004. The subject enforcement action also provides assurance that Bancorp will maintain documentation sufficient to evidence that all transactions with affiliates and insiders are in compliance with statutory and regulatory requirements.

The agreed upon language in the enforcement action between the Savings Bank and the OTS provides, in principal part, for a plan addressing the level of the Savings Bank's fixed assets, as well as the adoption and implementation of a capital plan for the establishment and maintenance of acceptable capital levels. In conjunction with the capital plan, the Savings Bank will develop a business plan that details the Savings Bank's overall operating strategies, in light of current economic conditions. The agreed upon language also (without prior written approval of the OTS); prohibits any increase in the Savings Bank's total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter; and prohibits the purchase or origination of new loans other than single-family residential mortgage loans, credit card loans and over draft lines of credit. The Board of Directors has already initiated action to alleviate many of the issues raised by the OTS and has agreed to formalize plans, policies and procedures concerning the Savings Bank's staffing levels, internal audit function, overall lending programs, including loan administration, and refine its Allowance for Loan and Lease Losses ("ALLL") policy and practices. In addition to the operating restrictions previously imposed on the Savings Bank, as a result of the findings contained in the Savings Bank ROE, the Savings Bank will develop and implement policies and procedures to: i) ensure compliance with its loans to one borrower limitation;
ii) address its classified assets; iii) monitor its interest rate risk; and iv) ensure continued accurate thrift financial reports. Furthermore, the Savings Bank has agreed not to accept, renew or roll over any brokered deposits without the prior consent of the OTS. Beginning no later than fourth quarter 2001, management of the Savings Bank had already initiated a plan not to renew maturing public and brokered deposits. Additionally, the agreed upon action provides for an independent loan review of the Saving Bank's construction, commercial real estate, commercial, direct lease financing and broker purchase/repurchase lending programs. Of additional note, the Savings Bank will continue to utilize its recently formed Board of Directors Oversight Committee for the purpose of reviewing and approving new lending and investment initiatives.

As part of the regulatory spirit of cooperation and the mutual desire for future success, both the Bancorp and the Savings Bank will report to, and consult with, the OTS on all matters addressed under the agreed upon enforcement actions.

FINANCIAL CONDITION

Total assets decreased by $79.5 million to $457.1 million at June 30, 2002, from $536.6 million at December 31, 2001. The decrease in assets was primarily the result of a $65.7 million decrease in deposits, consisting mostly of a $42.7 million decrease attributable to the Savings Bank's effort not to renew maturing public and brokered certificates of deposit (CDs) yielding higher interest rates, and a $21.5 million decrease in other interest-bearing transaction accounts. In addition, the Company recorded an $8.6 million provision for loan and lease losses and a $2.5 million valuation reserve on its purchased mortgage servicing rights ("PMSRs") during the second quarter of 2002, as described in the Results of Operations section following. Borrowed money also decreased by $5.4 million at June 30, 2002, as compared to December 31, 2001.

Interest-earning deposits increased $11.3 million during the six months ended June 30, 2002 to $48.3 million as the Savings Bank invested the proceeds from the sale of securities available-for-sale and loans held for sale into interest-earning deposits. Interest-earning deposits at June 30, 2002 includes $32.4 million of ATM cash, on which the Savings Bank earns a return of 200 basis points over the overnight FHLB rate, and $15.9 million of other interest earning deposits with an annualized yield of 6.95% at June 30, 2002.

Securities available-for-sale decreased by $44.5 million to $78.6 million at June 30, 2002 from $123.1 million at December 31, 2001, as the Company utilized such proceeds to fund its initiatives to reduce public and brokered CDs at the Savings Bank and to payoff borrowings at the Bancorp, as described below. In addition, during the first quarter 2002, the Company sold approximately $27.0 million of its Trust Preferred Securities ("TPS"), for regulatory compliance purposes in conjunction with the Savings Bank's ROE that is described in the preceding Regulatory Compliance section.

Loans held for sale decreased by $34.8 million to $30.3 million at June 30, 2002 from $65.1 million at December 31, 2001 as the Savings Bank implemented a planned approach to reduce its purchase/repurchase loan program. Throughout the remainder of 2002, the Company will be evaluating the viability and profitability of this program, as a result of current regulatory dissatisfaction with, and criticisms of, the program.

Net loans receivable decreased by $11.1 million to $239.2 million at June 30, 2002, from $250.3 million at December 31, 2001, primarily due to the recording of an $8.6 million provision for loan and leases losses consisting of a $2.9 million increase in the allowance for loan and lease losses and $5.7 million in loan and lease charge-offs, as described further in the Results from Operations
- Provision and Allowance for Loan and Lease Losses section that follows.

Premises and equipment decreased by $4.6 million to $16.0 million at June 30, 2002 from $20.6 million at December 31, 2001. The decrease is attributable to $1.8 million in gross depreciation expense for the six months ended June 30, 2002, offset by additions of $1.7 million. Additions include an investment of $1.4 million in 217 ATMs during May 2002. Net depreciation expense reflected in the statement of operations is $700,000, which reflects gross depreciation of $1.8 million less $1.1 million reimbursed to the Company through its ATM partnership activities. In addition, during June 2002, the Savings Bank classified its investment in an office building as held for sale and as such the net book value of $4.5 was transferred to premises and equipment held for sale. Premises and equipment held for sale is being carried at the lower of cost or fair value. This building was purchased in April 2001 as a possible branch location for the Savings Bank. As of June 30, 2002, the net book value of this office building was $4.5 million. During the six month period ending June 30, 2002, occupancy and equipment expense was reduced by approximately $315,000 related to rental income from this building and included approximately $155,000 of expenses from this building.

Prepaid expenses and other assets increased by $3.2 million to $15.9 million at June 30, 2002 from $12.7 million at December 31, 2001. This increase was primarily the result of a $5.9 million increase in current and deferred tax assets, offset by a $1.1 million decrease in prepaid expenses and a $1.5 million decrease in receivables from third-party loan servicers. The current tax asset at June 30, 2002 was approximately $3.2 million, and related to tax refunds due from the Internal Revenue Service and Illinois Department of Revenue for previously filed tax returns and amounts previously paid on prior tax returns that will be claimed when the December 31, 2001 and December 31, 2002 tax returns are filed. The deferred tax asset at June 30, 2002 totaled approximately $7.0 million, of which $225,000 related to securities available-for-sale. The remaining deferred tax asset primarily consists of the tax effects of bad debt deductions, partnership interests, Federal Home Loan Bank stock dividends, the deferred gain on a prior sales of facilities, and federal and state net operating loss carry-forwards. Based upon the Company's prior history of paying taxes and management's projections of future taxable income, no valuation allowance is recorded against the deferred tax asset.

Deposits decreased $65.7 million to $392.5 million at June 30, 2002, from $458.2 million at December 31, 2001. This decrease was primarily the result of a $42.7 million decrease attributable to the Savings Bank's effort not to renew maturing public and brokered CDs yielding higher interest rates, and a $21.5 million decrease in other interest-bearing transaction accounts. The Savings Bank's deposit composition at June 30, 2002 includes approximately 38% personal/business CDs, 15% brokered CDs, 33% money market and savings accounts and 14% demand deposit and NOW accounts. In addition, deposits include $291.8 million, or 74.3%, of deposits attracted via its Internet delivery channel, as compared to $296.3 million, or 64.7%, at December 31, 2001. All deposits attracted via the Internet are consumer deposits.

Borrowings decreased by $5.4 million to $22.9 million at June 30, 2002, from $28.3 million at December 31, 2001, primarily due to the repayment of $2.4 million in federal funds purchased using the proceeds from the sale of securities available-for-sale and loans held for sale at the Savings Bank and the repayment of $1.8 million in notes payable and $1.2 million in margin account open lines using the proceeds from the sale of securities available-for-sale at the Bancorp.

Stockholders' equity declined by $8.2 million to $9.4 million at June 30, 2002, from $17.6 million at December 31, 2001 primarily as a result of the $8.9 million after-tax net loss for the six months ended June 30, 2002, which includes the pre-tax $8.6 million provision for loan and lease losses and $2.5 million valuation allowance for PMSRs during the second quarter of 2002. In addition, the Company paid dividends of $208,000, received $118,000 through the exercise of stock options and had other comprehensive income of $763,000 through increased unrealized gains on its securities available-for-sale portfolio.

LIQUIDITY

The Savings Bank's primary sources of funds are deposits, proceeds from principal and interest payments on the loan and securities available-for-sale portfolios, custodial deposit accounts related to loans serviced for others, and the sale of discounted loans receivable and newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $53.8 million at June 30, 2002.

Recent legislation repealed the OTS minimum liquidity ratio requirements. OTS regulations now require the Savings Bank to maintain sufficient liquidity to ensure the Savings Bank's safe and sound operation.

Liquidity management for the Savings Bank is both a daily and long-term function of the Savings Bank's senior management. Management meets on a daily basis and monitors interest rates, current and projected commitments to purchase loans and the likelihood of funding such commitments, and projected cash flows. Excess funds are generally invested in short-term investments such as federal funds. Cash flow projections are updated regularly to assure necessary liquidity.

ASSET QUALITY

The Bancorp and the Savings Bank regularly review assets to determine proper valuation. Loans are reviewed on a regular basis and an allowance for loan losses is established when, in the opinion of management, the net realizable value of the property collateralizing the loan is less than the outstanding principal and interest and the collectibility of the loan's principal and interest becomes doubtful. See further discussion in Provision and Allowance for Loan and Lease Losses section following.

At June 30, 2002, the Company had forty (40) properties, totaling $1.8 million classified as foreclosed real estate, as compared to twenty-seven (27) properties totaling $730,000 at December 31, 2001. The underlying properties at June 30, 2002 consisted primarily of single-family residences. The foreclosed real estate has been written down to estimated fair value at June 30, 2002. The total amount of loans receivable ninety (90) days or more past due at June 30, 2002, was $20.1 million or 7.44% of total loans receivable compared to $11.0 million or 3.90% of total loans at March 31, 2002 and $9.0 million or 2.82% of total loans at December 31, 2001. The $11.1 million increase is comprised of a $7.0 million increase in delinquent one-to-four family loans and a $4.1 million increase in other commercial delinquent loans. Loans ninety (90) days or more past due are primarily secured by one-to-four family residences, and, for commercial loans, single and multi-family unit residential property and commercial business assets. Total non-performing assets at June 30, 2002, totaled $21.9 million or 4.79% of total assets compared to $9.7 million or 1.81% of total assets at December 31, 2001. Excluded from these totals are $810,000 of discounted loans ninety (90) days or more contractually past due at June 30, 2002, and $901,000 at December 31, 2001.

Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2002. A slow down in economic activity beginning in 2002 severely impacted several major industries, as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the recent volatility in equity prices. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Savings Bank could experience increases in problem assets, delinquencies and losses on loans.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

GENERAL

Net loss for the three months ended June 30, 2002 was $8.4 million or ($4.86) per diluted share as compared to net income of $207,000 or $.11 per diluted share for the corresponding period in 2001. The operating results were significantly impacted by the $8.6 million provision for loan and lease losses and the $2.5 million valuation allowance on the investment in limited partnership related to the partnership's investment in PMSRs. In addition, non-interest income, exclusive of the valuation allowance on investment in partnership, for the three month period ended June 30, 2002, declined to a net loss of $113,000 as compared to non-interest income of $1.2 million during the three month period ended June 30, 2001. Non-interest expense increased to $4.3 million for the three month period ended June 30, 2002 as compared to $2.9 million for the three month period ended June 30, 2001.

Net loss for the six months ended June 30, 2002 was $8.9 million or ($5.21) per diluted share as compared to net income of $587,000 or $.29 per diluted share for the corresponding period in 2001. The operating results were significantly impacted by the provision for loan and lease losses and the investment in limited partnership valuation allowance discussed above. In addition, non-interest income, exclusive of the valuation allowance on investment in partnership, for the six month period ended June 30 2002, declined to a net loss of $300,000 as compared to non-interest income of $2.6 million during the six month period ended June 30, 2001. Non-interest expense increased to $7.6 million for the six month period ended June 30, 2002 as compared to $5.5 million for the six month period ended June 30, 2001.

The average outstanding shares declined by 160,000 shares for the three months ended June 30, 2002 and declined by 316,000 shares for the six months ended June 30, 2002, as compared to shares for the same period last year. The decline in average shares is primarily the result of the Company repurchasing 365,796 of its shares from Deltec Banking Corporation Limited ("Deltec") in April 2001.

INTEREST INCOME

Interest income for the three months ended June 30, 2002, totaled $7.3 million, as compared to $9.7 million for the comparable 2001 period. The $2.4 million decrease was primarily the result of a 130 basis point decrease in the tax equivalent yield on earning assets to 6.54% from 7.84%. Earning asset yields have declined as a result of re-pricing Prime rate based loans with each change in the Prime lending rate, as well as a result of the Company's affirmative actions to reduce the amount of assets of the Savings Bank and Bancorp. The average yield on earning assets was 6.49% at the Savings Bank and 8.77% at the Bancorp, with a consolidated Company average yield of 6.54% for the three months ended June 30, 2002.

For the six months ended June 30, 2002, interest income decreased by $3.3 million to $15.2 million from $18.4 million for the same period last year. The $3.3 million decrease was primarily the result of a 152 basis point decrease in the tax equivalent yield on earning assets to 6.44% from 7.96%. Earning asset yields have declined primarily as a result of re-pricing Prime rate based loans with each change in the Prime lending rate, as well as a result of the Company's affirmative actions to reduce the amount of assets of the Savings Bank and Bancorp. The average yield on earning assets was 6.35% at the Savings Bank and 10.81% at the Bancorp, with a consolidated Company average yield of 6.44% for the six months ended June 30, 2002.

INTEREST EXPENSE

Interest expense for the three months ended June, 2002 totaled $5.5 million as compared to $7.8 million for the comparable 2001 period. The $2.3 million decrease was primarily the result of a 156 basis point decline in the average cost of interest-bearing liabilities to 4.58% for the three months ended June 30, 2002 as compared to 6.14% for the same period last year. The average cost of interest-bearing liabilities was 4.27% at the Savings Bank and 10.26% at the Bancorp, with a consolidated Company average cost of 4.58% for the three months ended June 30, 2002.

For the six month period ended June 30, 2002 interest expense decreased by $3.7 million to $11.4 million from $15.1 million for the same period last year. The $3.7 million decrease was primarily the result of a 169 basis point decline in the average cost of interest-bearing liabilities to 4.65% for the six months ended June 30, 2002 as compared to 6.34% for the same period last year. The average cost of interest-bearing liabilities was 4.35% at the Savings Bank and 10.09% at the Bancorp, with a consolidated Company average cost of 4.65% for the six months ended June 30, 2002.

Interest-bearing liabilities include $17.0 million of 11.0% junior subordinated debt, which the Company issued in November, 1998. Interest-bearing liabilities also include $3.0 million of subordinated debentures issued by the Savings Bank in November 2001 with an annualized cost of 6.28% for the three months ended June 30, 2002 and an annualized cost of 6.37% for six months ended June 30, 2002.

NET INTEREST INCOME

Net interest income for the three months ended June 30, 2002 totaled $1.8 million as compared to $1.9 million for the comparable 2001 period. The $100,000 decrease was due to a decrease in average balances during 2002 as compared to 2001, offset by a 26 basis point increase in the net interest spread to 1.95% for the three months ended June 30, 2002 as compared to 1.70% for the comparable 2001 period. The net interest spread was 2.22% at the Savings Bank and (1.49%) at the Bancorp, with a consolidated Company net interest spread of 1.95%.

For the six month period ended June 30, 2002 net interest income increased by $400,000 to $3.7 million from $3.3 million for the same period last year. The $400,000 increase was primarily the result of a 17 basis point increase in the net interest spread to 1.79% for the six months ended June 30, 2002 as compared to 1.62% for the comparable 2001 period. The net interest spread was 2.00% at the Savings Bank and 0.72% at the Bancorp, with a consolidated Company net interest spread of 1.79%.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

During the three and six month periods ended June 30, 2002, the Company recorded provisions for loan and lease losses of approximately $8.6 million as compared to $31,000 and $106,000 during the three and six months periods ended June 30, 2001. As of June 30, 2002 and December 31, 2001, the allowance for loan and lease losses (ALLL) recorded in the statement of condition was $5.9 million and $3.0 million, respectively. An analysis of the ALLL for the six month period ended June 30, 2002 is as follows:

                                    Savings
                                     Bank            Bancorp          Total
                                -----------------------------------------------

ALLL as of December 31, 2001     $ 2,484,000      $   500,000      $ 2,984,000
Provisions                         6,755,000        1,839,000        8,594,000
Charge-offs                       (3,861,000)      (1,839,000)      (5,700,000)
                                 -----------      -----------      -----------
ALLL as of June 30, 2002         $ 5,378,000      $   500,000      $ 5,878,000
                                 ===========      ===========      ===========

ALLL as a percentage of Gross Loans (including loans held for sale and discounted loans):

December 31, 2001                   .79%             15.73%            .95%

June 30, 2002                      1.96%             37.29%           2.18%

The significant provisions recorded during the second quarter 2002 can be attributable to several internal and external factors, as described below:

During the second quarter 2002, the Savings Bank started and completed the conversion of its commercial loan portfolio, which totaled $126.6 million as of March 31, 2002, to a new loan software subsidiary ledger system. As part of that conversion, the Savings Bank performed an extensive review of its loan files, payment histories, delinquency reporting and its loan classification reporting (e.g. special mention, substandard, doubtful and loss). The results of these procedures indicated that the Savings Bank's loan files related to certain loans were missing required documentation in accordance with the Savings Bank's underwriting standards. Although management continues to investigate the existence of such supporting documentation, including contacting lead banks on participation loans and contacting borrowers directly, management downgraded any loans where documentation was not currently in the loan file. In addition, certain payment histories did not accurately reflect the loan's current payment status, and as such, the Savings Bank's delinquency reporting and loan classification reporting excluded certain loans. Accordingly, these loans were either classified for the first time or downgraded during the quarter ended June 30, 2002.

In addition, during the second quarter of 2002, commercial loan borrowers with loans totaling approximately $3.6 million either declared, or it is anticipated that they will likely declare, bankruptcy. Although some of these loans had been previously classified, management downgraded these loans in the second quarter of 2002 due to the actual and likely bankruptcy filings and recorded a provision related to these loans totaling $1.9 million, of which $1.6 million was subsequently charged-off. The remaining $2.0 million of loans that were not charged off consist of two loans. The first is a loan with a remaining balance of $1.6 million, with an allowance allocation of $240,000. This loan is secured by leases on consumer "photo center" equipment deployed in a national retailer. The second loan is a loan with a remaining balance of $364,000, with an allowance allocation of $55,000,is secured by single family real estate. The Company also provided for and charged off $2.5 million related to one loan relationship during the second quarter of 2002. Based upon financial information received during the second quarter 2002 related to this borrower, updated information received related to the collateral for certain of these loans, and updated information related to the borrower's business as a whole, the Company charged off the entire relationship balance in question and is pursuing recovery. Management intends to actively seek recovery of all charged off loan assets through legal proceedings. Management also increased its allowance factors within all commercial loan classifications, based on current economic factors.

Finally, during the second quarter 2002, delinquencies increased in the single-family mortgage loan portfolio. The total amount of single-family mortgage loans ninety (90) days or more past due at December 31, 2001, March 31, 2002 and June 30, 2002 were $7.6 million, $10.6 million and $14.6 million, respectively. Management believes these increases are attributable to a declining economy and higher unemployment levels. To address this situation, the Savings Bank lowered the classification on certain pools of loans and also increased its allowance factors within certain single-family loan classifications.

As discussed more fully in the preceding Regulatory Compliance section, during May 2002, the OTS and the FDIC began a joint Field Visit examination in preparation for a joint risk-focused examination of the Savings Bank and the Bancorp, which commenced on July 1, 2002, and is still in progress. This examination follows the safety and soundness examinations by the OTS of the Savings Bank and Bancorp completed in January 2002, for which the Reports of Examinations were delivered, as appropriate to the Savings Bank and Bancorp in March 2002 and in which no loans were classified as "loss" assets.

During the current joint OTS/FDIC safety and soundness examination, management has met with the OTS/FDIC representatives numerous times. Based on these meetings, management believes that all loans have been properly graded by management and the Company's analysis of its ALLL, as of June 30, 2002, has properly considered all the concerns conveyed by the OTS/FDIC representatives related to the status of the Savings Bank's loan files, delinquency reporting, and loan classification reporting. Based on these factors, management believes that the ALLL as of June 30, 2002 is adequate.

Management has taken the following steps to improve its ALLL reporting, delinquent loan reporting and its loan classification reporting: 1) as previously discussed, the Savings Bank completed the conversion of its commercial loan portfolio to a new loan software subsidiary ledger system; as part of that conversion, all commercial loans were re-amortized to determine that the principal and accrued interest balances were accurate (requiring minimal adjustment to either the principal or accrued interest), and all other significant information (origination date, interest rate, maturity date, payment dates, etc.) was re-verified to source documents such as the original note or payment tickets; and 2) during July 2002, the Savings Bank hired a new senior loan credit administrator and several mid-level managers to effectively monitor and evaluate the commercial loan portfolio.

NON-INTEREST INCOME

Total non-interest income (expense) decreased $3.8 million to a loss of $2.6 million for the three months ended June 30, 2002, as compared to $1.2 million of income for the three months ended June 30, 2001. The decline was primarily the result of recording a $2.5 million valuation allowance during the second quarter of 2002, taken against the Company's interest in the limited partnership and resulting from recent declines in interest rates and the adverse effect of increased loan prepayment speeds on the value of PMSRs. In addition, net gains on the sale of assets declined by $900,000 to a net loss of $400,000 as compared to a net gain of $500,000 for the comparable period in 2001. Included in the $900,000 decrease in gain on sale of assets is a decrease of $300,000 related to securities available for sale and $600,000 related to trading securities. Due to declining market conditions in the second quarter, the Company's equity securities in its trading portfolio declined in value and securities sold from the available for sale portfolio also had declines.

Total non-interest income (expense) decreased $5.3 million to a loss of $2.7 million for the six months ended June 30, 2002, as compared to $2.6 million for the six months ended June 30, 2001. The decline was primarily the result of recording a $2.5 million valuation allowance during the second quarter of 2002, taken against the Company's interest in the limited partnership and resulting from recent declines in interest rates and the negative adverse effect of increased loan prepayment speeds on the value of PMSRs. In addition, net gains on the sale of assets declined by $1.9 million to a net loss of $840,000 as compared to a net gain of $1.1 million for the comparable period in 2001. Included in the $1.9 million decline in gain on sale of assets is a decline of $1.3 million related to securities available-for-sale and $300,000 related to trading account securities. Of the $1.3 million pre-tax loss on the sale of securities available-for-sale, $770,000 was related to the Company selling its excess investment in TPS, for regulatory compliance purposes, and in conjunction with the Savings Bank's ROE that is described in the preceding Regulatory Compliance section. Due to declining market conditions in the second quarter, the Company's equity securities in its trading portfolio declined in value and securities sold from the available for sale portfolio also had declines. In addition, fees and service charges decreased approximately $600,000 primarily due to $130,000 of one-time purchase/repurchase loan fees during the first quarter of 2001 and a decrease of approximately $300,000 of income related to the Savings Bank's ATM network during first quarter 2002.

NON-INTEREST EXPENSE

Non-interest expense increased by $1.4 million to $4.3 million or 3.35% of average assets for the three months ended June 30, 2002 from $2.9 million or 2.27% of average assets for the same period last year. The increase in operating expenses was primarily the result of increases in: (i) professional fees of approximately $675,000, consisting of legal, consulting and internal audit related fees, and resulting, in part, from the Bancorp ROE and Savings Bank ROE discussed in the preceding Regulatory Compliance section; (ii) data processing expense of approximately $80,000 due to the Savings Bank's increased volume of Internet transaction processing; (iii) loan servicing expense of approximately $280,000 due to the Savings Bank's increase in non-performing assets; (iv) insurance expense of approximately $40,000; (v) net ATM overages / shortages of approximately $150,000; and (vi) general administrative expenses of approximately $200,000.

Non-interest expense increased by $2.1 million to $7.6 million or 2.88% of average assets for the six months ended June 30, 2002 from $5.5 million for the same period last year. The increase in operating expenses was primarily the result of increases in: (i) professional fees of approximately $960,000, consisting of legal, consulting and internal audit related fees, and resulting, in part, from the Bancorp ROE and Savings Bank ROE discussed in the preceding Regulatory Compliance section; (ii) data processing expense of approximately $200,000 due to the Savings Bank's increased volume of Internet transaction processing; (iii) loan servicing expense of approximately $300,000 due to the Savings Bank's increase in non-performing assets; (iv) insurance expense of approximately $100,000; (v) net ATM overages / shortages of approximately $150,000; and (vi) general administrative expenses of approximately $400,000.

INCOME TAX EXPENSE

The Company recorded a tax benefit of $5.3 million for the three months ended June 30, 2002 compared to a tax benefit of $68,000 for the same period last year. The 2002 benefit is based on a tax rate of approximately 39% calculated on the pre-tax loss of $13.6 million, plus tax benefits derived from tax-exempt municipal securities and tax-exempt charter school loans, plus utilization of affordable housing tax credits.

The Company recorded a tax benefit of $6.2 million for the six months ended June 30, 2002 compared to a tax benefit of $260,000 for the same period last year. The 2002 benefit is based on a tax rate of approximately 39% calculated on the pre-tax loss of $15.2 million, plus tax benefits derived from tax-exempt municipal securities and tax-exempt charter school loans, plus the utilization of affordable housing tax credits.

Management's analysis of the deferred tax asset at June 30, 2002 is discussed in the preceding Financial Condition section.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In an effort to reduce its interest rate risk, the Savings Bank has focused on strategies limiting the average maturity of its assets by emphasizing the origination of adjustable-rate mortgage loans and the purchase of adjustable rate/floating rate U.S. agency issued mortgage backed securities and collateralized mortgage obligations. The Savings Bank, from time to time, also invests in long-term, fixed-rate mortgages provided it is compensated with an acceptable spread. None of these strategies are prohibited or otherwise restricted by the Savings Bank ROE discussed previously.

Interest rate sensitivity analysis is used to measure the Savings Bank's interest rate risk by calculating the estimated change in the NPV of its cash flows from interest sensitive assets and liabilities, as well as certain off-balance-sheet items, in the event of a series of sudden and sustained changes in interest rates ranging from 100 to 300 basis points. Management assumes that a 200 basis point movement up or down is considered reasonable and plausible for purposes of managing its interest-rate risk on a day to day basis. NPV is the market value of portfolio equity and is computed as the difference between market value of assets and the market value of liabilities, adjusted for the value of off-balance-sheet items. The following table presents the Saving Bank's projected change in NPV for the various rate shocks as of March 31, 2002 which is the most recent available.

                                                         Estimated Increase
                                                         (Decrease) in NPV
       Change in                     Estimated           -----------------
     Interest Rate                      NPV              Amount       Percent
     -------------                      ---              ------       -------
                                              (Dollars in thousands)

300 basis point rise             $    32,976       $    (5,255)        (14)%
200 basis point rise                  34,737            (3,494)         (9)
100 basis point rise                  36,599            (1,632)         (4)
Base scenario                         38,231               ---         ---
100 basis point decline               38,630               400           1

Due to the level of interest rates at March 31, 2002, the Company is not able to model an additional 200 or 300 basis point decrease in rates.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Bancorp and the Savings Bank are not engaged in any legal proceedings of a material nature at the present time.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held April 25, 2002, with the following resolutions ratified and approved in all respects:

I. Election of Directors: The election of Donald G. Wittmer for a three (3) year term

     For: 1,528,026 Votes     Withheld: 172 Votes     Broker Non-Votes: 0 Votes

     Election of Directors: The election of Dennis G. Carroll for a three (3) year term

     For: 1,528,026 Votes     Withheld: 172 Votes     Broker Non-Votes: 0 Votes

     In addition, the following directors continue in office:

     John G. Yedinak, Chairman, President and Chief Executive Officer of the Company, Chairman and Chief Executive Officer of the Savings Bank
     Sergio Martinucci, Senior Vice President of Coldwell Banker
     Arthur Byrnes, Senior Managing Director, Deltec Asset Management, LLC Frances M. Pitts, Executive Vice-President and Secretary of the Company,
           General Counsel and Secretary of the Savings Bank

II. For approval of a change of the Company's state of incorporation from Delaware to Maryland

           For: 1,146,476 Votes      Against: 2,140 Votes     Abstain: 252 Votes
           Broker Non-Votes: 379,330 Votes

III. Ratification of Appointment of Crowe, Chizek and Company LLP as Independent
     Auditors:

           For: 1,528,198 Votes    Against: O Votes    Broker Non-Votes: 0 Votes


ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

Exhibit 99.1 Certificate of Chief Executive Officer

Exhibit 99.2 Certificate of Principal Accounting and Financial Officer


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

B. Reports of Form 8-K

     A report on Form 8-K was filed on June 6, 2002 relating to the Registrant completing the change in the state of its incorporation from Delaware to Maryland.
--------------------------------------------------------------------------------

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


                                     UMBRELLA BANCORP, INC.




Date:   August 26, 2002              /s/ John G. Yedinak
     ----------------------          -------------------------------------------
                                     John G. Yedinak, Chairman, President, Chief
                                     Executive Officer, and Director


Date:   August 26, 2002              /s/ Frank J. Shinnick
     ----------------------          -------------------------------------------
                                     Frank J. Shinnick, Principal Accounting and
                                     Financial Officer