Form 10-Q
period 2002-09-30
UMBRELLA BANCORP INC
filed 2002-11-19
CIK 883502

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                         COMMISSION FILE NUMBER 0-19829


                             UMBRELLA BANCORP, INC.
                            -------------------------
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

                                 (708) 458-2002
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
    Yes   X        No
        -----          -----

The Registrant had 1,695,986 shares outstanding as of November 7, 2002.

Transitional Small Business Disclosure Format (check one): Yes         No   X
                                                               -----      -----

================================================================================

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2002

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION
------------------------------
Item 1    Financial Statements

          Consolidated Statements of Financial Condition
          as of September 30, 2002 and December 31, 2001 (unaudited).......  4

          Consolidated Statements of Operations for the Three and Nine
          Months Ended September 30, 2002 and 2001 (unaudited).............  5

          Consolidated Statements of Comprehensive Income for the Three
          and Nine Months Ended September 30, 2002 and 2001 (unaudited)....  6

          Consolidated Statements of Stockholders' Equity for the Nine
          Months Ended September 30, 2002 and 2001 (unaudited) ............  7

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2002 and 2001 (unaudited) ...................  8

          Notes to Consolidated Financial Statements ......................  9

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations ....................................... 16

Item 3    Quantitative and Qualitative Disclosures about Market Risk....... 30

Item 4    Controls and Procedures.......................................... 31

PART II - OTHER INFORMATION
---------------------------
Item 1     Legal Proceedings .............................................. 32

Item 2     Changes in Securities .......................................... 32

Item 3     Default Upon Senior Securities ................................. 32

Item 4     Submission of Matters to a Vote of Security Holders ............ 32

Item 5     Other Information .............................................. 32

Item 6     Exhibits and Reports on Form 8-K ............................... 32

Form 10-Q  Signature Page ................................................. 34

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2002

                                INDEX (CONTINUED)




          Certifications Pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002....................................................    35

          Exhibit 99.1 - Certification Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.....................................

          Exhibit 99.2 - Certification Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.....................................

PART 1 - FINANCIAL INFORMATION


                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                             (Dollars in Thousands)


                                                             September 30,    December 31,
ASSETS                                                            2002           2001
                                                             -------------    ------------
Cash                                                           $   4,401       $     647
Interest-earning deposits                                         52,998          37,002
                                                               ---------       ---------
   Total Cash & Cash Equivalents                                  57,399          37,649

Trading account securities                                            --           6,053
Securities available-for-sale                                     75,603         123,118
Securities held-to-maturity                                           --           1,859
Loans held for sale                                              125,969          65,056
Loans receivable, net                                             85,997         250,353
Mortgage loan servicing rights, net                                  113             337
Investment in limited partnership                                  1,212           3,743
Stock in Federal Home Loan Bank of Chicago                         2,911           2,800
Foreclosed real estate, net                                        3,051             730
Premises and equipment, net                                       14,853          20,609
Premises and equipment held for sale                               4,856              --
Debt issuance costs, net                                           1,776           1,831
Accrued interest receivable                                        2,532           5,272
Receivable from loan servicers                                     4,417           4,479
Prepaid expenses and other assets                                 16,698          12,746
                                                               ---------       ---------
     Total Assets                                              $ 397,387       $ 536,635
                                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                    $ 333,948       $ 458,147
   Borrowed money                                                 23,071          28,343
   Custodial escrow balances for loans serviced by others         10,136           9,499
    Accrued interest payable                                       1,358           1,707
    Other liabilities                                              3,363           4,759
    Junior subordinated debt                                      16,962          16,603

Stockholders' Equity
  Preferred stock                                                      3               3
  Preferred stock, Series A                                          900              --
  Common stock                                                        21              21
  Additional paid-in-capital                                       9,190           9,214
  Retained earnings - substantially restricted                     4,016          15,181
  Treasury stock - common, at cost                                (5,261)         (5,121)
  Employee Stock Ownership Plan loan                                  --            (341)
  Unearned stock awards                                             (248)           (248)
  Accumulated other comprehensive loss                               (72)         (1,132)
                                                               ---------       ---------
        Total Stockholders' Equity                                 8,549          17,577
                                                               ---------       ---------
       Total Liabilities and Stockholders' Equity              $ 397,387       $ 536,635
                                                               =========       =========

See notes to accompanying unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)


                                                                    For the Three Months          For the Nine Months
                                                                     Ended September 30,          Ended September 30,
                                                                    2002           2001           2002           2001
                                                                  --------       --------       --------       --------
                                                                                        (Unaudited)
Interest income:
    Loans receivable                                              $  4,197       $  6,281       $ 14,108       $ 18,778
    Securities available-for-sale                                      903          2,070          3,342          3,743
    Securities held-to-maturity                                         --            189             61          1,036
    Interest-earning deposits                                        1,527          1,325          4,287          4,738
                                                                  --------       --------       --------       --------
         Total interest income                                       6,627          9,865         21,798         28,295
                                                                  --------       --------       --------       --------
Interest expense:
    Deposits                                                         4,630          6,524         13,945         19,969
    Borrowed money                                                     560            412          1,714          1,179
    Junior subordinated debt                                           482            537          1,448          1,423
                                                                  --------       --------       --------       --------
         Total interest expense                                      5,672          7,473         17,107         22,571
                                                                  --------       --------       --------       --------
         Net interest income                                           955          2,392          4,691          5,724
Provision for loan and lease losses                                  1,714             37         10,308            143
                                                                  --------       --------       --------       --------
Net interest income (expense) after provision
         for loan and lease losses                                    (759)         2,355         (5,617)         5,581
                                                                  --------       --------       --------       --------
Non-interest income:
      Loan servicing income                                            (26)            77            114            290
      Mortgage banking                                                  --             --             --              6
      Gain (loss) on sale of loans receivable, securities
          available for sale, trading account securities and
          foreclosed real estate                                       327          1,288           (513)         2,386
       Fees and service charges                                        377            113            756          1,063
      Net loss on investment in limited partnership                     --         (1,100)        (2,463)        (1,100)
      Other income                                                      15            126             77            301
                                                                  --------       --------       --------       --------
            Total non-interest income (expense)                        693            504         (2,029)         2,946

Non-interest expense:
      Compensation and benefits                                      1,030          1,042          3,005          2,645
      Occupancy and equipment                                          480            575          1,526          1,817
      Federal deposit insurance premium                                111             14            147             54
      Other general and administrative fees                          1,865          1,903          6,385          4,359
                                                                  --------       --------       --------       --------
              Total non-interest expense                             3,486          3,534         11,063          8,875
                                                                  --------       --------       --------       --------

Loss before income taxes                                            (3,552)          (675)       (18,709)          (348)
Income tax benefit                                                   1,587            374          7,808            634
                                                                  --------       --------       --------       --------
                Net income (loss)                                 $ (1,965)      $   (301)      $(10,901)      $    286
                                                                  ========       ========       ========       ========
Per Share Amounts:
      Basic                                                       $  (1.14)      $  (0.18)      $  (6.34)      $   0.16
      Diluted                                                     $  (1.14)      $  (0.18)      $  (6.34)      $   0.15


See notes to accompanying consolidated unaudited financial statements.

                    UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)

                                                                                   For the Three Months       For the Nine Months
                                                                                    Ended September 30,       Ended September 30,
                                                                                    2002         2001         2002          2001
                                                                                  --------     --------     --------      --------
                                                                                                    (Unaudited)
Net income (loss)                                                                 $ (1,965)    $   (301)    $(10,901)     $    286

Other comprehensive income
    Unrealized holding gains on securities available-for-sale                          699        2,017        1,183         2,623

    Less reclassification adjustment for gains (losses) recognized in income           219        1,146         (527)        1,457
                                                                                  --------     --------     --------      --------

    Net unrealized gains                                                               480          871        1,710         1,166

    Tax expense                                                                       (183)        (331)        (650)         (443)
                                                                                  --------     --------     --------      --------

Other comprehensive income                                                             297          540        1,060           723
                                                                                  --------     --------     --------      --------
Comprehensive income (loss)                                                       $ (1,668)    $    239     $ (9,841)     $  1,009
                                                                                  ========     ========     ========      ========



See notes to accompanying consolidated unaudited financial statements.

                    UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                                         Accumulated
                                 Preferred           Additional            Treasury           Unearned     Other          Total
                      Preferred    Stock    Common     Paid-In   Retained   Stock     ESOP     Stock    Comprehensive  Stockholders
                        Stock     Series A   Stock     Capital   Earnings   Common    Loan     Awards       Loss          Equity
                      ---------  ---------  ------   ----------  --------  --------   -----   --------  -------------  ------------
Nine months ended
September 30, 2001
------------------

Balance at
  December 31, 2000   $      3   $      --  $   20   $  8,893    $ 16,189  $     --   $(405)  $   (248)  $   (678)      $ 23,774

Net income                  --          --      --         --         286        --      --         --          --           286

Other comprehensive
  loss, net of tax          --          --      --         --          --        --      --         --         723           723

Treasury stock
  purchase                  --          --      --         --          --    (5,121)     --         --          --        (5,121)

ESOP loan principal
  reduction                 --          --      --         --          --        --      49         --          --            49

Amortization of
  purchase price
  of MRP stock              --          --      --         --          --        --      --          3          --             3

Stock options
  exercised                 --          --      --        166          --        --      --         --          --           166

Cash dividends              --          --      --         --        (302)       --      --         --          --          (302)

                      --------   ---------  ------   --------    --------  --------   -----   --------    --------      --------
Balance at
  September 30, 2001  $      3   $      --  $   20   $  9,059    $ 16,173  $ (5,121)  $(356)  $   (245)   $     45      $ 19,578
                      ========   =========  ======   ========    ========  ========   =====   ========    ========      ========

Nine months ended
September 30, 2002
------------------

Balance at
  December 31, 2001   $      3   $      --  $   21   $  9,214    $ 15,181  $ (5,121)  $(341)  $   (248)   $ (1,132)     $ 17,577

Net loss                    --          --      --         --     (10,901)       --      --         --          --       (10,901)

Other comprehensive
  income, net
  of tax                    --          --      --         --          --        --      --         --       1,060         1,060

ESOP termination            --          --      --       (142)         --      (140)    282         --          --            --

ESOP loan principal
  reduction                 --          --      --         --          --        --      59         --          --            59

Stock options
  exercised                 --          --      --        118          --        --      --         --          --           118

Cash dividends              --          --      --         --        (264)       --      --         --          --          (264)

Issuance of
  preferred stock
  Series A                  --         900      --         --          --        --      --         --          --           900

                      --------   ---------  ------   --------    --------  --------   -----   --------    --------      --------
Balance at
  September 30, 2002  $      3   $     900  $   21   $  9,190    $  4,016  $ (5,261)  $  --   $   (248)   $    (72)     $  8,549
                      ========   =========  ======   ========    ========  ========   =====   ========    ========      ========


See notes to accompanying consolidated unaudited financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                              2002          2001
                                                                                           ---------      ---------
                                                                                                  (Unaudited)
Cash flows from operating activities:
    Net income (loss)                                                                      $ (10,901)     $     286
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                                         2,636          1,859
         Accretion of discounts and deferred loan fees                                             7            (98)
         Provision for loan and lease losses                                                  10,308            143
        (Gain) loss on sale of:
              Securities available-for-sale                                                      527         (1,457)
              Trading account securities                                                         (33)          (552)
              Loans receivable                                                                   115             --
              Branch facilities                                                                  (96)            --
              Foreclosed real estate                                                              --             25
         Net change in trading account activity                                                5,208         (1,299)
         Net change in investment in limited partnership                                       2,531            644
         Loans originated and purchased for sale, net                                         47,115          2,464
         FHLB Stock dividend                                                                    (111)           (52)
         Decrease in purchased mortgage servicing rights                                         224             60
         Amortization of debt issuance costs                                                      55             48
         Amortization of purchase price of MRP and ESOP stock                                     59             52
         Decrease in accrued interest receivable, prepaid expenses and other assets           (1,862)        (1,919)
         Increase in accrued interest payable and other liabilities                           (1,649)        (1,555)
                                                                                           ---------      ---------
           Net cash provided by (used in) operating activities                                54,133         (1,351)
Cash flows from investing activities:
     Loans originated and purchased for portfolio                                            (49,165)      (512,959)
     Principal repayments on:
       Loans receivable                                                                       91,569        494,999
       Securities available-for-sale                                                           7,166             81
       Securities held-to-maturity                                                               292             --
     Proceeds from sale, maturity, or call of:
          Foreclosed real estate                                                               1,235          2,183
          Securities held-to-maturity                                                          1,567         21,794
          Securities available-for-sale                                                      125,381         23,409
          Investment in GFS preferred stock                                                       --          4,000
     Purchase of:
          Securities available-for-sale                                                      (82,971)      (147,402)
          Premises and equipment                                                              (1,736)       (13,148)
                                                                                           ---------      ---------
             Net cash provided by (used in) investing activities                              93,338       (127,043)
Cash flows from financing activities:
        Net increase (decrease) in deposits                                                 (124,199)        90,807
        Proceeds from borrowed funds                                                         295,746         38,208
        Repayment of borrowed funds                                                         (301,018)        (3,272)
        Purchase of treasury stock                                                                --         (5,121)
        Proceeds from issuance of preferred stock, Series A                                      900
        Reissuance of junior subordinated debentures                                           1,220             --
        Repurchase of junior subordinated debentures                                            (861)            --
        Dividends paid                                                                          (264)          (302)
        Proceeds from exercise of stock options                                                  118            166
        Net increase in custodial escrow balances for loans serviced                             637            748
                                                                                           ---------      ---------
            Net cash provided by (used in) financing activities                             (127,721)       121,234
                                                                                           ---------      ---------
        Net increase (decrease) in cash and cash equivalents                                  19,750         (7,160)
Cash and cash equivalents at beginning of period                                              37,649         94,017
                                                                                           ---------      ---------
Cash and cash equivalents at end of period                                                 $  57,399      $  86,857
                                                                                           =========      =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                               $  17,456      $  22,934
    Income taxes                                                                                (491)         1,100
    Non-cash investing activity - transfer of loans to foreclosed real estate                  3,556          1,063
    Non-cash investing activity - ending receivable from loan servicers                        4,417          4,263
    Non-cash investing activity - transfer of premises and equipment held for sale             4,856             --
    Non-cash investing activity - transfer of trading securities to available for sale           878             --
    Non-cash financing activity - transfer of unallocated ESOP shares to treasury stock          282             --

See accompanying notes to unaudited consolidated financial statements.

                    UMBRELLA BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION AND NEW ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for fair presentation, have been included. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

As discussed more fully in the Accounting Developments section of the Management Discussion and Analysis ("MDE&A") the Company adopted Statement of Financial Accounting Standards (SFAS) No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" and SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", effective September 30, 2002 and July 1, 2002, respectively.

NOTE B - PREMISES AND EQUIPMENT HELD FOR SALE

During June 2002, the Savings Bank classified its investment in an office building as held for sale and, as such, it is being carried at the lower of cost or fair value. This building was purchased in April 2001 as a branch location for the Savings Bank. As of September 30, 2002, the net book value of this office building was $4.6 million. During the nine month period ended September 30, 2002, occupancy and equipment expense was reduced by approximately $477,000 related to rental income from the building and included approximately $191,000 of expenses from the building. In addition, as of September 30, 2002, the Savings Bank classified $300,000 of leasehold improvements and furniture fixtures and equipment located in its two branch locations and corporate office as held for sale. As described further in Note K - Business Plan, the Savings Bank is pursuing the sale of its branch deposits and operations and is exploring the consolidation of its corporate locations which would result in the sale of certain leasehold improvements and furniture fixtures and equipment at these locations. The Company currently leases the facilities it utilizes for its branch and corporate locations from third parties. Management anticipates that the acquirer of its branch deposits and operations and the new tenants for its corporate locations would also acquire the leasehold improvements and furniture and fixtures at these locations. Management also anticipates that the third party owners of these facilities will allow the Company to assign its lease obligations to these parties.

NOTE C - LOANS HELD FOR SALE

As of September 30, 2002 loans held for sale consisted of loans under the purchase repurchase program and loans held for sale-other as described further following. Loans held for sale-purchase repurchase as of September 30, 2002 and December 31, 2001 were $17.8 million and $65.1 million, respectively. During the third quarter, the Company decided to cease its lending activity under the purchase repurchase program as a result of regulatory dissatisfaction with, and criticisms of, the program and considering the profitability of the program, as described further in Note K - Business Plan. Subsequent to September 30, 2002 the loans held for sale under the purchase repurchase program have declined to $3.1 million and it is anticipated that by December 31, 2002 the termination of the purchase repurchase loan program will be complete. Based on the bid prices received and anticipated the actual and anticipated gains on these sales is not expected to be significant to future operations.

Loans held for sale-other, which totaled $108.1 million as of September 30, 2002, consists of both single family mortgage loans and commercial loans which the Company has identified as held for sale in conjunction with the Company's Business Plan as described further in Note - K Business Plan. As of September 30, 2002 and through November 14, 2002, the Savings Bank had entered into firm commitments to sell $42.5 million of the $108.1 million of the loans held for sale-other. Based on the bid prices received and anticipated the actual and anticipated gains on these sales is not expected to be significant to future operations. As of September 30, 2002 loans held for sale-other were transferred from the loans receivable portfolio and were recorded at the lower of cost or fair value with no resulting loss on transfer.

NOTE D - ALLOWANCE FOR LOAN AND LEASE LOSSES

During the three and nine month periods ended September 30, 2002, the Company recorded provisions for loan and lease losses of approximately $1.7 million and $10.3 million as compared to $37,000 and $143,000 during the three and nine months periods ended September 30, 2001. As of September 30, 2002 and December 31, 2001, the allowance for loan and lease losses ("ALLL") recorded in the consolidated statement of condition was $5.0 million and $3.0 million, respectively. An analysis of the ALLL for the nine month period ended September 30, 2002 is as follows:

                                     Savings
                                      Bank           Bancorp         Total
                                  --------------------------------------------

ALLL as of December 31, 2001      $  2,484,000    $    500,000    $  2,984,000
Provisions                           8,494,000       1,814,000      10,308,000
Charge-offs                         (6,507,000)     (1,814,000)     (8,321,000)
                                  ------------    ------------    ------------
ALLL as of September 30, 2002     $  4,471,000    $    500,000    $  4,971,000
                                  ============    ============    ============

ALLL as a percentage of Gross Loans (including loans held for sale and discounted loans):

December 31, 2001                      .79%            15.73%        .95%

September 30, 2002                    2.07%            94.58%       2.29%

The significant provisions recorded during the second and third quarters 2002 can be attributable to several internal and external factors, as described below:

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

In addition, during the second quarter of 2002, commercial loan borrowers with loans totaling approximately $3.6 million either declared, or it is anticipated that they will likely declare bankruptcy. Although some of these loans had been previously classified, management downgraded these loans in the second quarter of 2002 due to the actual and likely bankruptcy filings and recorded a provision related to these loans totaling $1.9 million, of which $1.6 million was subsequently charged-off. The remaining $2.0 million of loans that were not charged off consist of two loans. The first is a loan with a remaining balance of $1.6 million, with an allowance allocation of $240,000. This loan is secured by leases on consumer "photo center" equipment deployed in a national retailer. The second is a loan with a remaining balance of $364,000, with an allowance allocation of $55,000, and is secured by single family real estate. The Company also provided for and charged off $2.5 million related to one loan relationship during the second quarter of 2002. Based upon financial information received during the second quarter 2002 related to this borrower, updated information received related to the collateral for certain of these loans, and updated information related to the borrower's business as a whole, the Company charged off the entire relationship balance in question and is pursuing recovery. Management intends to actively seek recovery of charged off loan assets through legal proceedings. Management also increased its allowance factors within all commercial loan classifications, based on current economic factors.

During the third quarter 2002, the Savings Bank charged-off $2.5 million related to loans or pools of loans which it had previously provided an allowance of $1.0 million. The most significant was a $3.0 million commercial non-residential loan in which $1.9 million was charged-off, $900,000 of which had previously been reserved. During the third quarter, the principal of the company which was developing the property was indicted for bank fraud related to his financial dealings with another financial institution. The Company intends to pursue all avenues against the principal of the development company and his professional service firms to recover its investment in this loan, however, as of September 30, 2002 the loan was written down to its fair value based on recent appraisals of the land collateralizing the loan.

Finally, during the second and third quarters 2002, delinquencies increased in the single-family mortgage loan portfolio. The total amount of single-family mortgage loans ninety (90) days or more past due at December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002 were $7.6 million, $10.6 million, $14.6 million and $16.6 million, respectively. Management believes these increases are attributable to a declining economy and higher unemployment levels. To address this situation, the Savings Bank lowered the classification on certain pools of loans and also increased its allowance factors within certain single-family loan classifications.

As discussed more fully in the Regulatory Compliance section of the MD&A, during May 2002, the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC") began a joint Field Visit examination in preparation for a joint risk-focused examination of the Savings Bank and the Bancorp, which commenced on July 1, 2002, and is nearing completion. This examination follows the safety and soundness examinations by the OTS of the Savings Bank and Bancorp completed January 2002, for which the Reports of Examinations were delivered, as appropriate to the Savings Bank and Bancorp in March 2002 and in which no loans were classified as "loss" assets.

During the current joint OTS/FDIC safety and soundness examination, management has met with the OTS/FDIC representatives numerous times. Based on these meetings, management believes that all loans have been properly graded by management and the Company's analysis of its ALLL, as of September 30, 2002, has properly considered all the concerns conveyed by the OTS/FDIC representatives related to the status of the Savings Bank's loan files, delinquency reporting, and loan classification reporting. Based on these factors, management believes that the ALLL as of September 30, 2002 is adequate.

Management has taken the following steps to improve its ALLL reporting, delinquent loan reporting and its loan classification reporting: 1) as previously discussed, the Savings Bank completed the conversion of its commercial loan portfolio to a new loan software subsidiary ledger system; as part of that conversion, all commercial loans were re-amortized to determine that the principal and accrued interest balances were accurate (requiring minimal adjustment to either the principal or accrued interest), and all other significant information (such as origination date, interest rate, maturity date, payment dates, etc.) was re-verified to source documents such as the original note or payment tickets; and 2) during the period July 2002 to October 2002, the Savings Bank has expanded its commercial loan department by hiring new senior loan credit administrators and several mid-level managers to effectively monitor and evaluate the commercial loan portfolio.

NOTE E - INVESTMENT IN LIMITED PARTNERSHIP

The balance of investment in limited partnership of $1.2 million and $3.7 million at September 30, 2002 and December 31, 2001 represents the Savings Bank's investment in two divisions of a single limited partnership. The investment at September 30, 2002 includes a $900,000 equity interest in a division of a limited partnership whose business activities are to purchase mortgage servicing rights ("PMSRs"), and a $300,000 investment in subordinated debentures of another division of the limited partnership. The debentures have an interest rate of 30%. As of December 31, 2001, the investment included $3.0 million in equity interests and $700,000 in subordinated debentures. During the second quarter 2002 the Company recorded a $2.5 million valuation allowance against its interest in the limited partnership due to the impact of the recent declines in interest rates and the adverse effect of increased loan prepayment speeds on the value of PMSRs, and a change in accounting for the value of a $5.0 million escrow deposit of the PMSR servicer associated with the PMSR. Management estimates the value of the escrow deposit to be approximately $750,000 at September 30, 2002. Management is awaiting a ruling from the OTS regarding whether the value of this escrow can be utilized in the PMSR valuation, and management may reverse this $750,000 valuation allowance upon receipt of that ruling from the OTS.

NOTE F - BORROWINGS

On September 30, 2002 the Bancorp's $4.8 million note payable to a third party matured. The note payable is secured by all the common stock of the Savings Bank. The Bancorp is currently in negotiations with the third party to extend the maturity date of the note payable until approximately December 2003, consisting of a $2.0 million principal reduction by March 2003, quarterly $1.0 million principal reductions in the second and third quarters of 2003, with the remainder due at maturity. In addition, the principal shareholders of the Company will likely be required to pledge additional personal assets as collateral for the note payable. The ultimate repayment of this note payable is contingent upon the Bancorp receiving future capital infusions, refinancing the note payable through another third party or a future dividend from the Savings Bank, subject to OTS approval, based on its future profitability.

NOTE G - EMPLOYEE STOCK OWNERSHIP PLAN

The Savings Bank maintained an ERISA qualified employee stock ownership plan ("ESOP") for eligible employees. In previous years the ESOP borrowed funds from the Bancorp in order to purchase shares for the ESOP. Effective September 30, 2002 the ESOP was terminated and the Bancorp accepted the unallocated shares in full satisfaction of the outstanding loan balance of $289,000. The unallocated shares were accounted for as a treasury stock transaction by the Bancorp.

NOTE H - EARNINGS (LOSS) PER SHARE

The following table sets forth the components of basic and diluted earnings
(loss) per share. Basic and diluted loss per share are the same for 2002, as diluted loss per share would be anti-dilutive.

                                                    Three Months Ended         Nine Months Ended
                                                  ---------------------      ---------------------
                                                       September 30,              September 30,
                                                  --------      -------      --------      -------
                                                    2002          2001         2002          2001
                                                  --------      -------      --------      -------
                                                            Dollar and shares in thousands,
                                                                 except per share data
Numerator

  Net income (loss)                               $ (1,965)     $  (301)     $(10,901)     $   286
                                                  ========      =======      ========      =======

Denominator
 Basic earnings (loss) per share -
  weighted average shares outstanding                1,724        1,687         1,719        1,813

 Effect of dilutive stock options outstanding           --           --            --          142
                                                  --------      -------      --------      -------
 Diluted earnings (loss) per share -

  weighted average shares outstanding                1,724        1,687         1,719        1,955
                                                  ========      =======      ========      =======

Basic earnings (loss) per share                   $  (1.14)     $ (0.18)     $  (6.34)     $  0.16
                                                  ========      =======      ========      =======
Diluted earnings (loss) per share                 $  (1.14)     $ (0.18)     $  (6.34)     $  0.15
                                                  ========      =======      ========      =======


NOTE I - CAPITAL TRANSACTIONS

On September 29, 2002, the Board of Directors of the Bancorp authorized the issuance of up to 10,000 shares of Series A 8.0% Perpetual Preferred Convertible Preferred Stock ("Series A Stock"). The Series A Stock has a par and face value of $1,000. After March 31, 2003, the holders of record of the Series A Stock on the dates specified below shall be entitled to receive, as and when declared by the Board of Directors and out of assets of the Bancorp which are by law available for payment of dividends, cumulative preferential cash dividends, at the rate of $80.00 per share per annum, payable quarterly on the first day of July, October, January and April in each year. Dividends on the Series A Stock shall be cumulative, whether or not in any dividend period or periods after March 31, 2003 there shall be surplus or net profits of the Company legally available for the payment of such dividends. Dividends on the Series A Stock shall be junior and subordinate to the payment of the Bancorp's obligations for dividends or payments under the Company's 11% Junior Subordinate Deferrable Interest Debentures. After March 31, 2004, the Bancorp, at the option of the Board of Directors, may at any time or from time to time redeem the whole or any part of the Series A Stock by paying therefore in cash $1,000 per share plus an amount equal to all dividends thereon declared but unpaid on the date fixed for redemption (the "Redemption Price"). Until March 31, 2008, each holder of Series A Stock may at any time upon surrender of the certificates therefore, convert any or all of such holder's Series A Stock into fully paid and nonassessable shares of Common Stock of the Bancorp, at the rate of 166 shares of Common Stock for each share of Series A Stock so surrendered for conversion.

On September 30, 2002 the Company issued 900 shares of the Series A stock to the Company's two principal shareholders in exchange for cash of $900,000. The form of consideration to be paid by the Company for additional cash contributions of $175,000 and $1.0 million, received from the Company's two principal shareholders on October 15 and November 7, 2002, respectively, has not yet been finalized. The Company anticipates additional Series A stock may be issued, that the shareholders may accept Common Stock pursuant to exercise of currently exercisable options, illiquid assets may be transferred at book value, or a combination of the foregoing options will be agreed upon.

On September 30, 2002, the Bancorp made a $2 million cash contribution the Savings Bank in order to increase the Savings Bank's capital ratios.

NOTE J - REGULATORY CAPITAL REQUIREMENTS

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital requirements. There are no similar minimum capital requirements for thrift holding companies. The following tables summarize, as of September 30, 2002 and December 31, 2001, the Savings Bank's actual capital amounts and ratios.

As of September 30, 2002, the Savings Bank was well capitalized under the regulatory framework for prompt corrective action as compared to adequately capitalized as of June 30, 2002 and well capitalized as of December 31, 2001. Requirements for the well capitalized and adequately capitalized categories, with respect to the ratio of total risk-based, Tier I risk-based, Tier I leverage, and tangible capital ratios, are set forth in the following table. Additionally, as a result of regulatory actions arising from the October 29, 2001 OTS Report of Examination of the Savings Bank, as described further in the Regulatory Compliance section of the MD&A, the Savings Bank is restricted from increasing assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter, in the absence of the prior written approval of the OTS.

On November 28, 2001, the Savings Bank issued and sold $3.0 million subordinated debentures in a pooled security offering. On December 5, 2001, the Savings Bank filed an application with the OTS seeking inclusion of the proceeds of the sale of the debentures in regulatory "Tier II" (risk weighted) capital. As of June 28, 2002, the OTS approved the application. Thus, the Savings Bank's "Tier II" ratios below reflect the $3.0 million of subordinated debentures as of September 30, 2002 and the "Tier II" ratios do not reflect the subordinated debentures as of December 31, 2001.

                                                                        To Be Well
                                                                     Capitalized Under
                                                    For Capital      Prompt Corrective
                                   Actual        Adequacy Purpose    Action Provisions
September 30, 2002           Amount     Ratio     Amount    Ratio     Amount     Ratio
==================           ------     ------    ------    -----     ------     -----
                                              (Dollars in Thousands)

Total Capital
(to Risk Weighted Assets)
   Savings Bank              $25,928    10.82%    $19,177    8.00%    $23,971    10.00%
Tier I Capital
(to Risk Weighted Assets)
   Savings Bank              $19,946     8.32%    $ 9,588    4.00%    $14,382     6.00%
Tier I Capital
(to Adjusted Assets)
   Savings Bank              $19,946     5.19%    $15,358    4.00%    $19,197     5.00%

                                                                        To Be Well
                                                                     Capitalized Under
                                                    For Capital      Prompt Corrective
                                   Actual        Adequacy Purpose    Action Provisions
December 31, 2001            Amount     Ratio     Amount    Ratio     Amount     Ratio
=================            ------     ------    ------    -----     ------     -----
                                              (Dollars in Thousands)


Total Capital
(to Risk Weighted Assets)
   Savings Bank              $32,745    10.77%    $24,329    8.00%    $30,411    10.00%
Tier I Capital
(to Risk Weighted Assets)
   Savings Bank              $30,261     9.95%    $12,164    4.00%    $18,247     6.00%
Tier I Capital
(to Adjusted Assets)
   Savings Bank              $30,261     5.82%    $20,785    4.00%    $25,981     5.00%

NOTE K - BUSINESS PLAN

As described further in the Regulatory Compliance section of the MD&A the Bancorp and Savings Bank have provided to the OTS their plans for increasing the capital levels at both the Bancorp and Savings Bank as well as a business plan at the Savings Bank level which outlines the future operating strategies of the Savings Bank to achieve the targeted capital levels along with providing the framework for achieving profitability. In November 2002, these plans were approved by the respective Boards of Directors of the Bancorp and the Savings Bank and were delivered to the OTS for their review and approval. To achieve the targeted capital levels and profitability levels the business plan of the Savings Bank highlights the following actions; 1) reduction of total assets to $250 million by March 31, 2003, to be achieved through the reduction of deposits by selling the Savings Bank's branch deposits and operations, rate reductions and the early redemption of brokered deposits with corresponding decreases in loans and investments; 2) the elimination of certain lending programs; 3) a restructuring of the Savings Bank's statement of financial condition to achieve the desired mix of interest earning assets and interest bearing liabilities; 4) staff and management reductions; 5) consolidation of personnel into one facility to achieve overhead reductions; 6) general reductions in general and administrative expenses; and 7) capital infusions from the Bancorp. The increase in capital levels at the Bancorp is to be achieved through capital infusions from current principal shareholders and potential third party investors.

During the fourth quarter 2002 and the first quarter 2003 the Company anticipates it may experience significant one time charges, which could total as much as $1.2 million before tax effects, related to the business plan discussed above that were not accrued at September 30, 2002, in accordance with accounting principles generally accepted in the United States. In addition, one time gains, which could total as much as $2.6 million before tax effects, are expected as the action plans described above are implemented to achieve the desired capital and profitability levels management anticipates. In addition, in future quarters the Company may identify additional assets to be held for sale or remove current assets identified as held for sale.

NOTE L - COMMITMENTS AND CONTINGENCIES

At September 30, 2002, the Savings Bank had funding commitments relating to loans, lines of credit and letters of credit totaling $43.5 million. Included in this amount is $21.3 million related to the Savings Bank's purchase repurchase program which the Savings Bank does not anticipate funding due to the termination of this program. Commitments to fund loans, lines of credit and letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to the Savings Bank's normal credit policies. The Savings Bank also had Community Reinvestment Act ("CRA") investment commitments outstanding of $923,000. The Savings Bank also had commitments to sell and purchase $6.1 million and $6.3 million of mortgage backed securities, respectively. As of September 30, 2002 and through November 14, 2002 the Savings Bank had entered into firm commitments to sell $42.5 million of $108.1 million classified as loans held for sale-other.

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

The Savings Bank's principal business consists of attracting deposits from the public through its Internet banking delivery channel at http://www.umbrellabank.com and its two traditional branch locations and investing these deposits primarily in residential and commercial real estate secured loans. The Savings Bank also invests, to a lesser extent, in purchase repurchase loan facilities, for which it offers for sale to a number of mortgage banking firms. During the third quarter, the Company decided to cease its lending activity under the purchase repurchase program as a result of regulatory dissatisfaction with, and criticisms of the program and considering the profitability of the program. Management anticipates that the termination of the purchase repurchase loan program will be complete by December 31, 2002. These purchase repurchase loans are, and historically have been, classified as held for sale on the consolidated statement of financial condition.

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

The November 14, 2001 Holding Company Report of Examination ("Bancorp ROE") was not limited to any one area, but focused on the risk factors of Transactions with Affiliates, Funds Distribution, Financial Effect and Management Quality. During the course of the OTS examination, the Bancorp addressed the specific regulatory violations identified and developed and implemented policies and procedures to ensure future regulatory compliance. The OTS commented in the Bancorp ROE on the Bancorp's level of operating losses, debt service requirements and capital position. As a result of the findings contained in the Bancorp ROE, the Bancorp was required to provide OTS with a quarterly financial cash flow projection report and quarterly monitoring reports. The Bancorp was also required to take actions to ensure future regulatory compliance, and take actions sufficient to ensure safe and sound operations. In addition, the Bancorp was placed under various operating restrictions, including a requirement that the Bancorp file notice with the OTS prior to adding or replacing a director or hiring a senior executive officer. The Bancorp was also restricted in making "golden parachute" payments to any institution-affiliated party unless authorized by regulation. The Bancorp has been, and is currently in compliance with the requirements set forth by the OTS, as a result of the findings contained in the Bancorp ROE.

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

On May 20, 2002, the OTS and FDIC began a joint Field Visit examination in preparation for a joint risk-focused examination of the Savings Bank. According to the OTS/FDIC regulators, the purpose of the Field Visit was, in part, to obtain an initial assessment of the asset quality and capital levels of the Savings Bank to determine the effectiveness of corrective actions taken by the Board of Directors and management since the issuance of the Savings Bank ROE, and establish the scope for the full joint risk-focused examination of the Savings Bank, which commenced on July 1, 2002, and is nearing completion.

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

The provisions of the enforcement action between the Bancorp and OTS establish, in principal part, that the Bancorp will provide the OTS with a plan for raising additional common equity capital and restructuring outstanding debt at the Bancorp, recognizing that economic and market conditions are outside of the control of the Bancorp. In addition to the operating restrictions previously placed on the Bancorp by the OTS, pursuant to the Bancorp ROE, the agreed upon action requires the Bancorp to provide OTS with quarterly cash flow projections for the purpose of identifying the Bancorp's sources and uses of funds for the remainder of fiscal 2002, fiscal 2003 and fiscal 2004. The subject enforcement action also provides assurance that Bancorp will maintain documentation sufficient to evidence that all transactions with affiliates and insiders are in compliance with statutory and regulatory requirements. To date, the Bancorp is in full compliance with the provisions of the agreed upon enforcement action.

The agreed upon language in the enforcement action between the Savings Bank and the OTS provides, in principal part, for a plan addressing the level of the Savings Bank's fixed assets, as well as the adoption and implementation of a capital plan for the establishment and maintenance of acceptable capital levels. In conjunction with the capital plan, the Savings Bank has developed a business plan that details the Savings Bank's overall operating strategies, in light of current economic conditions. The agreed upon language also (without prior written approval of the OTS): prohibits any increase in the Savings Bank's total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter; and prohibits the purchase or origination of new loans other than single-family residential mortgage loans, credit card loans and over draft lines of credit. The Board of Directors has already taken action to alleviate many of the issues raised by the OTS and, has formalized plans, policies and procedures concerning the Savings Bank's staffing levels, internal audit function, overall lending programs, including loan administration, and refined its Allowance for Loan and Lease Losses ("ALLL") policy and practices. In addition to the operating restrictions previously imposed on the Savings Bank, as a result of the findings contained in the Savings Bank ROE, the Savings Bank has developed and implemented policies and procedures to: i) ensure compliance with its loans to one borrower limitation;
ii) address its classified assets; iii) monitor its interest rate risk; and iv) ensure continued accurate thrift financial reports. Furthermore, the Savings Bank has agreed not to accept, renew or roll over any brokered deposits without the prior consent of the OTS. Beginning no later than fourth quarter 2001, management of the Savings Bank had already initiated a plan not to renew maturing brokered deposits. Additionally, the agreed upon action provides for an independent loan review of the Saving Bank's construction, commercial real estate, commercial, direct lease financing and broker purchase/repurchase lending programs. Of additional note, the Savings Bank will continue to utilize its recently formed Board of Directors Oversight Committee for the purpose of reviewing and approving new lending and investment initiatives. To date, the Savings Bank is in full compliance with the provisions of the agreed upon enforcement action.

As part of the regulatory spirit of cooperation and the mutual desire for future success, both the Bancorp and the Savings Bank will report to, and consult with, the OTS on all matters addressed under the agreed upon enforcement actions.

On September 17, 2002 the OTS issued a letter to the Savings Bank requiring, in part, the Savings Bank to i) establish position and loss limits for its available for sale investment portfolio; ii) reduce its borrowings under reverse repurchase agreements and margin debt to $0 and discontinue their use other than the permitted use of reverse repurchase agreements up to $10 million for liquidity purposes; iii) reduce its investment in a pass through investment mutual fund to a predetermined percentage; iv) suspend its trading portfolio; and v) revise its Investment Policy accordingly. In management's opinion it has complied with the provisions of the subject OTS letter.

BUSINESS PLAN

As described above, the Bancorp and Savings Bank have to provided the OTS their plans for increasing the capital levels at both the Bancorp and Savings Bank as well as a business plan at the Savings Bank level which outlines the future operating strategies of the Savings Bank to achieve the desired capital levels along with providing the framework for achieving profitability. In November 2002, these plans were approved by the respective Boards of Directors of the Bancorp and the Savings Bank and were delivered to the OTS for their review and approval. To achieve the desired capital levels and profitability levels the business plan of the Savings Bank highlights the following actions: 1) reduction of total assets to $250 million by March 31, 2003 to be achieved through the reduction of deposits by selling the Savings Bank's branch deposits and operations, rate reductions and the early redemption of brokered deposits with corresponding decreases in loans and investments; 2) the elimination of certain lending programs; 3) a restructuring of the Savings Bank's statement of financial condition to achieve the desired mix of interest earning assets and interest bearing liabilities; 4) staff and management reductions; 5) consolidation of personnel into one facility to achieve overhead reductions; 6) general reductions in general and administrative expenses; and 7) capital infusions from the Bancorp. The increase in capital levels at the Bancorp is to be achieved through capital infusions from current principal shareholders and potential third party investors.

During the fourth quarter 2002 and the first quarter 2003, the Company anticipates it may experience significant one time charges, which could total as much as $1.2 million before tax effects, related to the business plan discussed above that were not accrued at September 30, 2002, in accordance with accounting principles generally accepted in the United States. In addition, one time gains, which could total as much as $2.6 million before tax effects, are expected as the action plans described above are implemented to achieve the desired capital and profitability levels management anticipates. In addition, in future quarters the Company may identify additional assets to be held for sale or remove current assets identified as held for sale. Although management believes the successful implementation of the action plans described above will allow the Bancorp and Savings Bank to achieve the desired capital and profitability levels there can be no assurances of such or that the OTS will approve the plans submitted to it.

FINANCIAL CONDITION

Total assets decreased by $139.2 million to $397.4 million at September 30, 2002, from $536.6 million at December 31, 2001. Proceeds from the sale of securities available-for-sale and principal repayments on loans receivable as well as proceeds from loan sales were used to fund the $124.2 million decrease in deposits, consisting primarily of a $94.5 million decrease in brokered certificates of deposit ("CDs") and a $30.7 million decrease in money market accounts. Of the $94.5 million decrease in high yielding/costing brokered CDs $52.2 million is attributable to the Savings Bank's effort not to renew maturing brokered certificates of deposit CDs yielding higher interest rates and the Savings Bank's early redemption of $43.4 million of brokered CDs during September 2002. In addition, the Company recorded an $10.3 million provision for loan and lease losses and a $2.5 million valuation reserve on its purchased mortgage servicing rights ("PMSRs") during the nine month period ended September 30, 2002, as described in the Results of Operations section following. Borrowed money also decreased by $5.3 million at September 30, 2002, as compared to December 31, 2001.

Interest-earning deposits increased $16.0 million during the nine months ended September 30, 2002 to $53.0 million as the Savings Bank invested the proceeds from the sale of securities available-for-sale and loans held for sale into interest-earning deposits. Interest-earning deposits at September 30, 2002 includes $26.4 million of ATM cash, on which the Savings Bank earns a return of 200 basis points over the overnight FHLB rate, and $26.6 million of other interest earning deposits with an annualized yield of 5.38% at September 30, 2002.

Securities available-for-sale decreased by $47.5 million to $75.6 million at September 30, 2002 from $123.1 million at December 31, 2001, as the Company utilized the proceeds of sales of such securities to fund its initiatives to reduce high yielding/costing brokered CDs at the Savings Bank and to payoff borrowings at the Bancorp, as described below. In addition, during the first quarter 2002, the Company sold approximately $27.0 million of its Trust Preferred Securities ("TPS"), for regulatory compliance purposes in conjunction with the Savings Bank's ROE described in the preceding Regulatory Compliance section. During September 2002, the

Savings Bank reclassified trading account securities with a market value of $878,000 to its securities available for sale based on the direction of the OTS discussed in the previous Regulatory Compliance section.

As of September 30, 2002 loans held for sale consisted of loans under the purchase repurchase program and loans held for sale-other as described further following. Loans held for sale-purchase repurchase decreased by $47.2 million to $17.8 million at September 30, 2002 from $65.1 million at December 31, 2001 as the Savings Bank implemented a planned approach to reduce its purchase repurchase loan program. During the third quarter, the Company decided to cease its lending activity under the purchase repurchase program as a result of regulatory dissatisfaction with, and criticisms of, the program and considering the profitability of the program. Subsequent to September 30, 2002 the loans held for sale under the purchase repurchase program have declined to $3.1 million and it is anticipated that by December 31, 2002 the termination of the purchase repurchase loan program will be complete. Based on the bid prices received and anticipated the actual and anticipated gains on these sales is not expected to be significant to future operations.

Loans held for sale-other was $108.1 million as of September 30, 2002 with no corresponding amount as of December 31, 2001. Loans held for sale-other consists of both single family mortgage loans and commercial loans which the Company has identified as held for sale in conjunction with the Company's business plan as described in the preceding Business Plan section. As of September 30, 2002 and through November 14, 2002, the Savings Bank had entered into firm commitments to sell $42.5 million of the $108.1 million of the loans held for sale-other. Based on the bid prices received and anticipated the actual and anticipated gains on these sales is not expected to be significant to future operations. As of September 30, 2002 loans held for sale-other were transferred from the loans receivable portfolio and were recorded at the lower of cost or fair value with no resulting loss on transfer.

Net loans receivable decreased by $164.3 million to $86.0 million at September 30, 2002, from $250.3 million at December 31, 2001, primarily due to the transfer of $108.1 of loans to the loans held for sale category, the recording of a $10.3 million provision for loan and leases losses consisting of a $2.0 million increase in the allowance for loan and lease losses and $8.3 million in loan and lease charge-offs and finally during the third quarter the Company experienced minimal loan originations or purchases of loan pools as the funds received from loan repayments were utilized to fund the deposit reductions.

Premises and equipment decreased by $5.7 to $14.9 million at September 30, 2002 from $20.6 million at December 31, 2001. The decrease is attributable to $2.6 million in gross depreciation expense for the nine months ended September 30, 2002, offset by additions of $1.7 million. Additions include an investment of $1.4 million in 217 ATMs during May 2002. Net depreciation expense reflected in the statement of operations is $900,000, which reflects gross depreciation of $2.6 million less $1.7 million reimbursed to the Company through its ATM partnership activities. In addition, during June 2002, the Savings Bank classified its investment in an office building as held for sale and, as such, the office building is being carried at the lower of cost or fair value. This building was purchased in April 2001 as a branch location for the Savings Bank. As of September 30, 2002, the net book value of this office building was $4.6 million. During the nine month period ended September 30, 2002, occupancy and equipment expense was reduced by approximately $477,000 related to rental income from the building and included approximately $191,000 of expenses from the building. In addition, as of September 30, 2002, the Savings Bank classified $300,000 of leasehold improvements and furniture fixtures and equipment located in its two branch locations and corporate office as held for sale. As previously described in the Business Plan section, the Savings Bank is pursuing the sale of its branch deposits and operations and is exploring the consolidation of its corporate locations which would result in the sale of certain leasehold improvements and furniture fixtures and equipment at these locations. The Company currently leases the facilities it utilizes for its branch and corporate locations from third parties. Management anticipates that the acquirer of its branch deposits and operations and the new tenants for its corporate locations would also acquire the leasehold improvements and furniture and fixtures at these locations. Management also anticipates that the third party owners of these facilities will allow the Company to assign its lease obligations to these parties.

Prepaid expenses and other assets increased by $4.0 million to $16.7 million at September 30, 2002 from $12.7 million at December 31, 2001. This increase was primarily the result of a $6.3 million increase in current and deferred tax assets, offset by a $2.3 million decrease in prepaid and other expenses. The current tax asset at September 30, 2002 was approximately $3.2 million, and related to tax refunds due from the Internal Revenue Service and Illinois Department of Revenue for previously filed tax returns and amounts previously paid on prior tax returns that were claimed when the December 31, 2001 tax returns were filed and will be claimed when the December 31, 2002 tax returns are filed. The deferred tax asset at September 30, 2002 totaled approximately $8.3 million, of which $32,000 related to securities available-for-sale. The remaining deferred tax asset primarily consists of the tax effects of bad debt deductions, partnership interests, Federal Home Loan Bank stock dividends, the deferred gain on a prior sales of facilities, and federal and state net operating loss carry-forwards. Based upon the Company's prior history of paying taxes and management's projections of future taxable income, no valuation allowance is recorded against the deferred tax asset.

Deposits decreased $124.2 million to $333.9 million at September 30, 2002, from $458.1 million at December 31, 2001. The decrease consists primarily of a $94.5 million decrease in high yielding/costing brokered CDs and a $30.7 million decrease in money market accounts. Of the $94.5 million decrease brokered CDs $52.2 million is attributable to the Savings Bank's effort not to renew maturing brokered certificates of deposit CDs yielding higher interest rates and the Savings Bank's early redemption of $43.4 million of brokered CDs during September 2002. The Savings Bank's deposit composition at September 30, 2002 includes approximately 45% personal/business CDs, 3% brokered CDs, 38% money market and savings accounts and 14% demand deposit and NOW accounts. In addition, deposits include $289.0 million, or 87%, of deposits attracted via its Internet delivery channel, as compared to $296.3 million, or 64.7%, at December 31, 2001. All deposits attracted via the Internet are consumer deposits. As discussed in the preceding Business Plan section to achieve the desired capital levels and profitability levels the business plan of the Savings Bank anticipates the reduction of total assets to $250 million by March 31, 2003 to be achieved through the reduction of deposits by selling the Savings Bank's branch deposits and operations, rate reductions and the early redemption of the remaining brokered deposits. All three initiatives are anticipated to reduce total deposits by an additional $143.0 million by March 31, 2003.

Borrowings decreased by $5.2 million to $23.1 million at September 30, 2002, from $28.3 million at December 31, 2001, primarily due to the repayment of $2.4 million in federal funds purchased using the proceeds from the sale of securities available-for-sale and loans held for sale at the Savings Bank and the repayment of $1.7 million in notes payable and $1.4 million in margin account open lines using the proceeds from the sale of securities available-for-sale offset by an increase of $300,000 in short term debt at the Bancorp.

Stockholders' equity declined $9.0 million to $8.6 million at September 30, 2002, from $17.6 million at December 31, 2001 primarily as a result of the $10.9 million after-tax net loss for the nine months ended September 30, 2002, which includes the pre-tax $10.3 million provision for loan and lease losses and $2.5 million valuation allowance for PMSRs. On September 30, 2002 the Company received a capital infusion of $900,000 from the Company's two principal shareholders through the issuance of 900 shares of preferred stock as described below. In addition, the Company paid dividends of $264,000, received $118,000 through the exercise of stock options and had other comprehensive income of $1,060,000 through decreased unrealized losses on its securities available-for-sale portfolio. Also, effective September 30, 2002 the ESOP was terminated and the Bancorp accepted the unallocated shares in full satisfaction of the outstanding loan balance of $289,000. The unallocated shares were accounted for as a treasury stock transaction by the Bancorp. On October 15 and November 7, 2002 the Company received additional cash contributions of $175,000 and $1.0 million, respectively from the Company's two principle shareholders. The form of consideration to be paid by the Company for these contributions has not yet been finalized. The Company anticipates additional Series A stock may be issued, that the shareholders may accept Common Stock pursuant to exercise of currently exercisable options, illiquid assets may be transferred at book value, or a combination of the foregoing options will be agreed upon.

On September 29, 2002, the Board of Directors of the Bancorp authorized the issuance of up to 10,000 shares of Series A 8.0% Perpetual Preferred Convertible Preferred Stock ("Series A Stock"). The Series A Stock has a par and face value of $1,000. After March 31, 2003, the holders of record of the Series A Stock on the dates specified below shall be entitled to receive, as and when declared by the Board of Directors and out of assets of the Bancorp which are by law available for payment of dividends, cumulative preferential cash dividends, at the rate of $80.00 per share per annum, payable quarterly on the first day of July, October, January and April in each year. Dividends on the Series A Stock shall be cumulative, whether or not in any dividend period or periods after March 31, 2003 there shall be surplus or net profits of the Company legally available for the payment of such dividends. Dividends on the Series A Stock shall be junior and subordinate to the payment of the Bancorp's obligations for dividends or payments under the Company's 11% Junior Subordinate Deferrable Interest Debentures. After March 31, 2004, the Bancorp, at the option of the Board of Directors, may at any time or from time to time redeem the whole or any part of the Series A Stock by paying therefore in cash $1,000 per share plus an amount equal to all dividends thereon declared but unpaid on the date fixed for redemption (the "Redemption Price"). Until March 31, 2008, each holder of Series A Stock may at any time upon surrender of the certificates therefore, convert any or all of such holder's Series A Stock into fully paid and nonassessable shares of Common Stock of the Bancorp, at the rate of 166 shares of Common Stock for each share of Series A Stock so surrendered for conversion.

LIQUIDITY

The Savings Bank's primary sources of funds are deposits, proceeds from principal and interest payments on the loan and securities available-for-sale portfolios, custodial deposit accounts related to loans serviced for others, and the sale of discounted loans receivable and newly originated fixed rate long-term mortgage loans. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on the operating, financing and investing activities during any given period. Cash and interest-earning deposits totaled $57.4 million at September 30, 2002.

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

On September 30, 2002 the Bancorp's $4.8 million note payable to a third party matured. The note payable is secured by all the common stock of the Savings Bank. The Bancorp is currently in negotiations with the third party to extend the maturity date of the note payable until approximately December 2003, consisting of a $2.0 million principal reduction by March 2003, quarterly $1.0 million principal reductions in the second and third quarters of 2003, with the remainder due at maturity. In addition, the principal shareholders of the Company will likely be required to pledge additional personal assets as collateral for the note payable. The ultimate repayment of this note payable is contingent upon the Bancorp receiving future capital infusions, refinancing the note payable through another third party or a future dividend from the Savings Bank, subject to OTS approval, based on its future profitability.

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

At September 30, 2002, the Company had fifty-six (56) properties, totaling $3.1 million classified as foreclosed real estate, as compared to twenty-seven (27) properties totaling $730,000 at December 31, 2001. As of September 30,

2002, thirteen (13) of the properties totaling $1.3 million were related to the Company's purchase of a distressed loan portfolio during 2002. The portfolio was purchased at a substantial discount with one portion of the exit strategy being converting the properties to foreclosed real estate and realizing a return on the ultimate sale. Based on this strategy it is likely that the Company's investment in foreclosed real estate will increase in future. The underlying properties at September 30, 2002 consisted primarily of single-family residences. The foreclosed real estate has been written down to estimated fair value at September 30, 2002. The total amount of loans receivable ninety (90) days or more past due at September 30, 2002, was $20.6 million or 9.50% of total loans receivable compared to $20.1 million or 7.44% of total loans at June 30, 2002, $11.0 million or 3.90% of total loans at March 31, 2002 and $9.0 million or 2.82% of total loans at December 31, 2001. The $11.6 million increase is comprised of a $9.0 million increase in delinquent one-to-four family loans and a $2.7 million increase in commercial delinquent loans offset by a $100,000 decrease in other types of loans. Loans ninety (90) days or more past due are primarily secured by one-to-four family residences and, for commercial loans, single and multi-family unit residential property and commercial business assets. Total non-performing assets at September 30, 2002, totaled $23.7 million or 5.96% of total assets compared to $9.7 million or 1.81% of total assets at December 31, 2001. Excluded from these totals are $464,000 of discounted loans ninety (90) days or more contractually past due at September 30, 2002, and $901,000 at December 31, 2001.

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

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

GENERAL

Net loss for the three months ended September 30, 2002 was $2.0 million or ($1.14) per diluted share as compared to net loss of $301,000 or ($.18) per diluted share for the corresponding period in 2001. The operating results were significantly impacted by the $1.7 million provision for loan and lease losses and the early redemption of $43.3 million of brokered deposits resulting in additional interest expense of $657,000 during the quarter. In addition, non-interest income, exclusive of the $1.1 million valuation allowance on investment in partnership recorded in 2001, for the three month period ended September 30, 2002 declined to $693,000 as compared to $1.6 million during the three month period ended September 30, 2001. Non-interest expense remained constant at $3.5 million for the three month periods ended September 30, 2002 and 2001.

Net loss for the nine months ended September 30, 2002 was $10.9 million or ($6.34) per diluted share as compared to net income of $286,000 or $.15 per diluted share for the corresponding period in 2001. The operating results were significantly impacted by the $10.3 million provision for loan and lease losses, the $2.5 million valuation allowance on the investment in limited partnership related to the partnership's investment in PMSRs and the early redemption of $43.3 million of brokered deposits resulting in additional interest expense of $657,000 during the third quarter. In addition, non-interest income, exclusive of the valuation allowance on investment in partnership in both the nine month periods ended September 30, 2002 and 2001, declined to $521,000 during the nine month period ended September 30, 2002 as compared to $1.8 million during the nine month period ended September 30, 2001. Non-interest expense increased to $11.1 million for the nine month period ended September 30, 2002 as compared to $8.9 million for the nine month period ended September 30, 2001.

The average outstanding diluted shares increased by 37,000 shares for the three months ended September 30, 2002 and declined by 236,000 shares for the nine months ended September 30, 2002, as compared to shares for the same period last year. The increase in average shares for the three months ended September 30, 2002 is primarily the result of the exercise of options during 2002. The decline in average shares for the nine months ended September 30, 2002 is primarily the result of the Company repurchasing 365,796 of its shares from Deltec Banking Corporation Limited ("Deltec") in April 2001 and the effect of dilutive stock options outstanding in the prior periods.

INTEREST INCOME

Interest income for the three months ended September 30, 2002 totaled $6.6 million, as compared to $9.9 million for the comparable 2001 period. The $3.3 million decrease was primarily the result of an 89 basis point decrease in the tax equivalent yield on earning assets to 6.27% from 7.16%. Earning asset yields have declined as a result of re-pricing Prime rate based loans with each change in the Prime lending rate, as well as a result of the Company's affirmative actions to reduce the amount of assets of the Savings Bank and Bancorp. In addition, the increase in non-performing loans during 2002 had a negative impact on interest income. The average yield on earning assets was 6.19% at the Savings Bank and 12.35% at the Bancorp, with a consolidated Company average yield of 6.27% for the three months ended September 30, 2002.

For the nine months ended September 30, 2002, interest income decreased by $6.5 million to $21.8 million from $28.3 million for the same period last year. The $6.5 million decrease was primarily the result of a 150 basis point decrease in the tax equivalent yield on earning assets to 6.46% from 7.96%. Earning asset yields have declined as a result of re-pricing Prime rate based loans with each change in the Prime lending rate, as well as a result of the Company's affirmative actions to reduce the amount of assets of the Savings Bank and Bancorp. In addition, the increase in non-performing loans during 2002 had a negative impact on interest income. The average yield on earning assets was 6.38% at the Savings Bank and 10.89% at the Bancorp, with a consolidated Company average yield of 6.46% for the nine months ended September 30, 2002.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2002, totaled $5.7 million as compared to $7.5 million for the comparable 2001 period. The $1.8 million decrease was primarily the result of a 52 basis point decline in the average cost of interest-bearing liabilities to 5.07% for the three months ended September 30, 2002 as compared to 5.59% for the same period last year. The average cost of interest-bearing liabilities was 4.79% at the Savings Bank and 10.06% at the Bancorp, with a consolidated Company average cost of 5.07% for the three months ended September 30, 2002. The Savings Bank and the consolidated Company average cost of funds was increased by 59 basis points due to the additional interest expense of $657,000 incurred in September 2002 related to the early redemption of $43.4 million of high yielding/costing brokered CDs. This will have a positive effect on the cost of funds in future periods.

For the nine month period ended September 30, 2002 interest expense decreased by $5.5 million to $17.1 million from $22.6 million for the same period last year. The $5.5 million decrease was primarily the result of a 125 basis point decline in the average cost of interest-bearing liabilities to 4.80% for the nine months ended September 30, 2002 as compared to 6.05% for the same period last year. The average cost of interest-bearing liabilities was 4.50% at the Savings Bank and 10.06% at the Bancorp, with a consolidated Company average cost of 4.80% for the nine months ended September 30, 2002. The Savings Bank and the consolidated Company average cost of funds was increased by 18 basis points due to the additional interest expense of $657,000 incurred in September 2002 related to the early redemption of $43.4 million of high yielding/costing brokered CDs. This will have a positive effect on the cost of funds in future periods.

Interest-bearing liabilities include $17.0 million of 11.0% junior subordinated debt, which the Bancorp issued in

November, 1998. Interest-bearing liabilities also include $3.0 million of subordinated debentures issued by the Savings Bank in November 2001 with an annualized cost of 6.19% for the three months ended September 30, 2002 and an annualized cost of 6.62% for nine months ended September 30, 2002.

NET INTEREST INCOME

Net interest income for the three months ended September 30, 2002 totaled $955,000 as compared to $2.4 million for the comparable 2001 period. The $1.4 million decrease was primarily due to a 37 basis point decrease in the net interest spread to 1.20% as compared to 1.57%. The net interest spread has decreased as earning asset yields have declined as a result of re-pricing Prime rate based loans with each change in the Prime lending rate, as well as a result of the Company's affirmative actions to reduce the amount of assets of the Savings Bank and Bancorp. In addition, the increase in non-performing loans during 2002 had a negative impact on the net interest spread. The net interest spread was 1.40% at the Savings Bank and 2.29% at the Bancorp, with a consolidated Company net interest spread of 1.20%. The Savings Bank and the consolidated Company net interest spread was decreased by 59 basis points due to the additional interest expense of $657,000 incurred in September 2002 related to the early redemption of $43.4 million of high yielding/costing brokered CDs. This will have a positive effect on the net interest spread in future periods.

For the nine month period ended September 30, 2002 net interest income decreased by $1.0 to $4.7 million from $5.7 million for the same period last year. The $1.0 million decrease was primarily due to a 24 basis point decrease in the net interest spread to 1.67% as compared to 1.91%. The net interest spread has decreased as earning asset yields have declined as a result of re-pricing Prime rate based loans with each change in the Prime lending rate, as well as a result of the Company's affirmative actions to reduce the amount of assets of the Savings Bank and Bancorp. In addition, the increase in non-performing loans during 2002 had a negative impact on the net interest spread. The net interest spread was 1.88% at the Savings Bank and 0.84% at the Bancorp, with a consolidated Company net interest spread of 1.67%. The Savings Bank and the consolidated Company net interest spread was decreased by 18 basis points due to the additional interest expense of $657,000 incurred in September 2002 related to the early redemption of $43.4 million of high yielding/costing brokered CDs. This will have a positive effect on the net interest spread in future periods.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

During the three and nine month periods ended September 30, 2002, the Company recorded provisions for loan and lease losses of approximately $1.7 million and $10.3 million as compared to $37,000 and $143,000 during the three and nine months periods ended September 30, 2001. As of September 30, 2002 and December 31, 2001, the allowance for loan and lease losses (ALLL) recorded in the consolidated statement of condition was $5.0 million and $3.0 million, respectively. An analysis of the ALLL for the nine month period ended September 30, 2002 is as follows:

                                    Savings
                                     Bank            Bancorp          Total
                                 -----------------------------------------------

ALLL as of December 31, 2001     $  2,484,000     $    500,000     $  2,984,000
Provisions                          8,494,000        1,814,000       10,308,000
Charge-offs                        (6,507,000)      (1,814,000)      (8,321,000)
                                 ------------     ------------     ------------
ALLL as of September 30, 2002    $  4,471,000     $    500,000     $  4,971,000
                                 ============     ============     ============

ALLL as a percentage of Gross Loans (including loans held for sale and discounted loans):

December 31, 2001                      .79%           15.73%          .95%

September 30, 2002                    2.07%           94.58%         2.29%

The significant provisions recorded during the second and third quarters 2002 can be attributable to several internal and external factors, as described below:

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

In addition, during the second quarter of 2002, commercial loan borrowers with loans totaling approximately $3.6 million either declared, or it is anticipated that they will likely declare bankruptcy. Although some of these loans had been previously classified, management downgraded these loans in the second quarter of 2002 due to the actual and likely bankruptcy filings and recorded a provision related to these loans totaling $1.9 million, of which $1.6 million was subsequently charged-off. The remaining $2.0 million of loans that were not charged off consist of two loans. The first is a loan with a remaining balance of $1.6 million, with an allowance allocation of $240,000. This loan is secured by leases on consumer "photo center" equipment deployed in a national retailer. The second is a loan with a remaining balance of $364,000, with an allowance allocation of $55,000, and is secured by single family real estate. The Company also provided for and charged off $2.5 million related to one loan relationship during the second quarter of 2002. Based upon financial information received during the second quarter 2002 related to this borrower, updated information received related to the collateral for certain of these loans, and updated information related to the borrower's business as a whole, the Company charged off the entire relationship balance in question and is pursuing recovery. Management intends to actively seek recovery of charged off loan assets through legal proceedings. Management also increased its allowance factors within all commercial loan classifications, based on current economic factors.

During the third quarter 2002, the Savings Bank charged-off $2.5 million related to loans or pools of loans which it had previously provided an allowance of $1.0 million. The most significant was a $3.0 million commercial non-residential loan in which $1.9 million was charged-off and $900,000 had previously been reserved for. During the third quarter, the principal of the company which was developing the property was indicted for bank fraud related to his financial dealings with another financial institution. The Company intends to pursue all avenues against the principal of the development company and his professional service firms to recover its investment in this loan, however, as of September 30, 2002 the loan was written down to its fair value based on recent appraisals of the land collateralizing the loan.

Finally, during the second and third quarters 2002, delinquencies increased in single-family mortgage loan portfolio. The total amount of single-family mortgage loans ninety (90) days or more past due at December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002 were $7.6 million, $10.6 million, $14.6 million and $16.6 million, respectively. Management believes these increases are attributable to a declining economy and higher unemployment levels. To address this situation, the Savings Bank lowered the classification on certain pools of loans and also increased its allowance factors within certain single-family loan classifications.

As discussed more fully in the Regulatory Compliance section of the MD&A, during May 2002, the OTS and the FDIC began a joint Field Visit examination in preparation for a joint risk-focused examination of the Savings Bank and the Bancorp, which commenced on July 1, 2002, and is nearing completion. This examination follows the safety and soundness examinations by the OTS of the Savings Bank and Bancorp completed January 2002, for which the Reports of Examinations were delivered, as appropriate to the Savings Bank and Bancorp in March 2002 and in which no loans were classified as "loss" assets.

During the current joint OTS/FDIC safety and soundness examination, management has met with the OTS/FDIC representatives numerous times. Based on these meetings, management believes that all loans have been properly graded by management and the Company's analysis of its ALLL, as of September 30, 2002, has properly considered all the concerns conveyed by the OTS/FDIC representatives related to the status of the Savings Bank's loan files, delinquency reporting, and loan classification reporting. Based on these factors, management believes that the ALLL as of September 30, 2002 is adequate.

Management has taken the following steps to improve its ALLL reporting, delinquent loan reporting and its loan classification reporting: 1) as previously discussed, the Savings Bank completed the conversion of its commercial loan portfolio to a new loan software subsidiary ledger system; as part of that conversion, all commercial loans were re-amortized to determine that the principal and accrued interest balances were accurate (requiring minimal adjustment to either the principal or accrued interest), and all other significant information (such as origination date, interest rate, maturity date, payment dates, etc.) was re-verified to source documents such as the original note or payment tickets; and 2) during the period July 2002 to October 2002, the Savings Bank has expanded its commercial loan department by hiring new senior loan credit administrators and several mid-level managers to effectively monitor and evaluate the commercial loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $200,000 to $700,000 for the three months ended September 30, 2002, as compared to $500,000 of income for the three months ended September 30, 2001. The increase was primarily due to the recording of a $1.1 million valuation allowance during the third quarter 2001, taken against the Company's interest in limited partnership that invests in PMSRs. This was offset in 2002 due to net gains on the sale of assets declined $800,000, to a net gain of $300,000 as compared to a net gain of $1.2 million for the comparable period in 2001. Included in the $800,000 decrease in gain on sale of assets is a decrease of $700,000 related to securities available for sale and $200,000 related to trading securities. Due to declining market conditions in the third quarter, the Company's equity securities in its trading portfolio declined in value and securities sold from the available for sale portfolio also had declines.

Total non-interest income (expense) decreased $5.0 million to an expense of $2.0 million for the nine months ended September 30, 2002, as compared to $3.0 million of income for the nine months ended September 30, 2001. The decline was primarily the result of recording a $2.5 million valuation allowance during 2002 compared to $1.1 million in 2001, taken against the Company's interest in the limited partnership and resulting from recent declines in interest rates and the negative adverse effect of increased loan prepayment speeds on the value of PMSRs. In addition, net gains on the sale of assets declined by $2.5 million to a net loss of $500,000 as compared to a net gain of $2.0 million for the comparable period in 2001. Included in the $2.5 million decline in gain on sale of assets is a decline of $2.0 million related to securities available-for-sale and $500,000 related to trading account securities. Of the $2.0 million pre-tax loss on the sale of securities available-for-sale, $770,000 was related to the Company selling its excess investment in TPS, for regulatory compliance purposes, and in conjunction with the Savings Bank's ROE that is described in the preceding Regulatory Compliance section. Due to declining market conditions in 2002, the Company's equity securities in its trading portfolio declined in value and securities sold from the available for sale portfolio also had declines. In addition, fees and service charges decreased approximately $300,000 primarily due to a decrease of approximately $300,000 of income related to the Savings Bank's ATM network during first quarter 2002.

NON-INTEREST EXPENSE

Non-interest expense remained constant at $3.5 million for the three months ended September 30, 2002 and 2001 and represented 2.75% and 2.79% of average assets, respectively. During the three months ended September 30, 2002, a $100,000 increase in federal deposit insurance premiums was offset by a $100,000 decline in occupancy and equipment expenses.

Non-interest expense increased by $2.2 million to $11.1 million or 2.18% of average assets for the nine months ended September 30, 2002 from $8.9 million or 2.32% of average assets for the same period last year. The $2.2 million increase in operating expenses was primarily the result of increases in: (i) professional fees of approximately $800,000, consisting of legal, consulting and audit related fees, and resulting, in part, from the Bancorp ROE and Savings Bank ROE discussed in the preceding Regulatory Compliance section; (ii) data processing expense of approximately $200,000 due to the Savings Bank's increased volume of Internet transaction processing; (iii) loan servicing expense of approximately $200,000 due to the Savings Bank's increase in non-performing assets; (iv) compensation expense of approximately $400,000; (v) net ATM overages / shortages of approximately $200,000; and (vi) general administrative expenses of approximately $700,000 including $200,000 for insurance, consisting of a $100,000 increase in federal deposit insurance premiums and $100,000 increase in general business insurance. All of which were offset by a $300,000 decline in occupancy expenses.

INCOME TAX EXPENSE

The Company recorded a tax benefit of $1.6 million for the three months ended September 30, 2002 compared to a tax benefit of $374,000 for the same period last year. The 2002 benefit is based on a tax rate of approximately 39% calculated on the pre-tax loss of $3.6 million, plus tax benefits derived from tax-exempt municipal securities and tax-exempt charter school loans, plus utilization of affordable housing tax credits.

The Company recorded a tax benefit of $7.8 million for the nine months ended September 30, 2002 compared to a tax benefit of $634,000 for the same period last year. The 2002 benefit is based on a tax rate of approximately 39% calculated on the pre-tax loss of $18.7 million, plus tax benefits derived from tax-exempt municipal securities and tax-exempt charter school loans, plus the utilization of affordable housing tax credits.

Management's analysis of the deferred tax asset at September 30, 2002 is discussed in the preceding Financial Condition section.

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

On April 1, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for financial statements issued on or after May 15, 2002. SFAS 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income or expense. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. Adoption of SFAS No. 145 on September 30, 2002 resulted in the Company recording $657,000 of additional interest expense on deposits in the statement of operations. The additional interest expense was the result of an early redemption of brokered CDs. Prior to adoption of this pronouncement, the expense would have been recorded as an extraordinary event.

On June 1, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, and may be early applied. SFAS No. 146 supersedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 provides guidance on the accounting for the recognition of liabilities associated with exit and disposal activities. Under SFAS No. 146, "a liability for a cost associated with an exit or disposal activity should be recognized when the liability is incurred." The FASB concluded that an entity's commitment to a plan, by itself, does not create a present obligation to others that meet the definition of a liability. The Company has adopted SFAS No. 146 effective July 1, 2002 and the adoption of this standard did not have a material effect on the Company's consolidated financial position or results of operations. However as the Company exits certain business activities and reduces personnel it is anticipated the Company will recognize liabilities in accordance with SFAS No. 146.

On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 did not have a material effect on the Company's consolidated financial position or results of operations. The adoption of SFAS No. 147 did not have any impact on the Company's financial statements at that date as the Company had not previously acquired any financial institutions branches.

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

Interest rate sensitivity analysis is used to measure the Savings Bank's interest rate risk by calculating the estimated change in the NPV of its cash flows from interest sensitive assets and liabilities, as well as certain off-balance-sheet items, in the event of a series of sudden and sustained changes in interest rates ranging from 100 to 300 basis points. Management assumes that a 200 basis point movement up or down is considered reasonable and plausible for purposes of managing its interest-rate risk on a day to day basis. NPV is the market value of portfolio equity and is computed as the difference between market value of assets and the market value of liabilities, adjusted for the value of off-balance-sheet items. The following table presents the Saving Bank's projected change in NPV for the various rate shocks as of June 30, 2002 which is the most recent available.

                                                    Estimated Increase
                                                    (Decrease) in NPV
       Change in                  Estimated         -----------------
     Interest Rate                  NPV            Amount       Percent
     -------------                  ---            ------       -------
                                            (Dollars in thousands)

300 basis point rise              $ 31,941       $   (724)         (2)%
200 basis point rise                33,248            583           2
100 basis point rise                34,448          1,783           5
Base scenario                       32,665             --          --
100 basis point decline             30,811         (1,854)         (6)

Due to the level of interest rates at June 30, 2002, the Company is not able to model an additional 200 or 300 basis point decrease in rates.

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

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Principal Accounting and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Principal Accounting and Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission ("SEC") filings. There have been no significant changes in the Company's internal controls or in other factors which could have a significant adverse effect on these controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Bancorp and the Savings Bank are not engaged in any legal proceedings of a material nature at the present time.

ITEM 2.  CHANGES IN SECURITIES

On September 29, 2002, the Board of Directors of the Bancorp authorized the issuance of up to 10,000 shares of Series A 8.0% Perpetual Preferred Convertible Preferred Stock ("Series A Stock"). The Series A Stock has a par and face value of $1,000. After March 31, 2003, the holders of record of the Series A Stock on the dates specified below shall be entitled to receive, as and when declared by the Board of Directors and out of assets of the Bancorp which are by law available for payment of dividends, cumulative preferential cash dividends, at the rate of $80.00 per share per annum, payable quarterly on the first day of July, October, January and April in each year. Dividends on the Series A Stock shall be cumulative, whether or not in any dividend period or periods after March 31, 2003 there shall be surplus or net profits of the Company legally available for the payment of such dividends. Dividends on the Series A Stock shall be junior and subordinate to the payment of the Bancorp's obligations for dividends or payments under the Company's 11% Junior Subordinate Deferrable Interest Debentures. After March 31, 2004, the Bancorp, at the option of the Board of Directors, may at any time or from time to time redeem the whole or any part of the Series A Stock by paying therefore in cash $1,000 per share plus an amount equal to all dividends thereon declared but unpaid on the date fixed for redemption (the "Redemption Price"). Until March 31, 2008, each holder of Series A Stock may at any time upon surrender of the certificates therefore, convert any or all of such holder's Series A Stock into fully paid and nonassessable shares of Common Stock of the Bancorp, at the rate of 166 shares of Common Stock for each share of Series A Stock so surrendered for conversion.

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


                                         UMBRELLA BANCORP, INC.




Date:   November 19, 2002                /S/ John G. Yedinak
     -------------------------           ---------------------------------------
                                         John G. Yedinak, Chairman, President
                                         and Chief Executive Officer


Date:   November 19, 2002                /S/ Frank J. Shinnick
     -------------------------           ---------------------------------------
                                         Frank J. Shinnick, Principal Accounting
                                         and Financial Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John G. Yedinak., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Umbrella Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 19, 2002               /S/ John G. Yedinak
     -------------------------          ----------------------------------------
                                        John G. Yedinak, Chairman, President and
                                        Chief Executive Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Shinnick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Umbrella Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 19, 2002                /S/ Frank J. Shinnick
     ------------------------            ---------------------------------------
                                         Frank J. Shinnick, Principal Accounting
                                         and Financial Officer