Form 10-K
period 2002-12-31
UMBRELLA BANCORP INC
filed 2003-04-14
CIK 883502

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2002

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K and is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                             ---

Indicate by checkmark whether the Registrant is an accelerated filer (as defined
in Rule 12b-2 of the Act). Yes     No  X
                               ---    ---

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the Registrant, i.e., persons other than directors and executive officers of the Registrant, on June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter was approximately $3.0 million*. The Registrant had 1,841,720 shares outstanding as of March 31, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2002 are incorporated by reference into Parts I, II and IV of this Form 10-K.

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

* Based on the last reported sales price as quoted on NASDAQ June 28, 2002 and reports of beneficial ownership filed by the directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of the Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's common stock.

                                      INDEX

PART I                                                                                            PAGE NO.
------                                                                                            --------
    Item 1.         Business.......................................................................   3
    Item 2.         Properties.....................................................................  16
    Item 3.         Legal Proceedings..............................................................  16
    Item 4.         Submission of Matters to a Vote of Security Holders............................  16

PART II
-------

    Item 5.         Market for Registrant's Common Equity and Related
                      Security Holder Matters......................................................  17
    Item 6.         Selected Consolidated Financial Data...........................................  17
    Item 7.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations................................  17
    Item 7A.        Quantitative and Qualitative Disclosures About
                      Market Risk..................................................................  18
    Item 8.         Consolidated Financial Statements and Supplementary
                      Data.........................................................................  18
    Item 9.         Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure.......................................  18

PART III
--------

    Item 10.        Directors and Executive Officers of the Registrant.............................  18
    Item 11.        Executive Compensation.........................................................  18
    Item 12.        Security Ownership of Certain Beneficial Owners
                      and Management...............................................................  19
    Item 13.        Certain Relationships and Related Transactions.................................  19
    Item 14.        Controls and Procedures........................................................  19

PART IV
-------

    Item 15.        Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K..................................................................  20

SIGNATURES            .............................................................................  23

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...........................  24

                                     PART 1


                              SAFE HARBOR STATEMENT

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, the Company's implementation of new technologies, the Company's ability to develop and maintain secure and reliable electronic systems, accounting principles, policies and guidelines, and limitations imposed on the Savings Bank's operations as a result of the agreed upon enforcement action described in the "Regulatory Compliance" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations." These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


                       BUSINESS OF UMBRELLA BANCORP, INC.

ITEM 1.  BUSINESS

Umbrella Bancorp, Inc. ("Umbrella Bancorp" or "the Company") was incorporated in Delaware in August 1987, for the purpose of acquiring UmbrellaBank, fsb, ("UmbrellaBank" or "the Savings Bank"). On May 28, 2002, the Company completed the change in the state of its incorporation from Delaware to Maryland, as approved by the Registrant's Stockholders on April 30, 2002. The Company is a unitary savings and loan holding company and is registered as such with the Office of Thrift Supervision ("OTS"), Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). The Company's business activities currently consist of ownership of the Savings Bank and investments in other equity and debt securities. The Savings Bank's principal business consists of attracting deposits from the public primarily through its Internet banking platform and, to a lesser extent, through its two traditional branch locations and investing these deposits, together with funds generated from operations, primarily in commercial real estate and residential real estate secured loans and investment securities. Additionally, UmbrellaBank operates a network of approximately 1,900 ATM machines in 19 states. The Savings Bank's deposit accounts are insured to the maximum allowable by the FDIC.

                          BUSINESS OF UMBRELLABANK, FSB

UmbrellaBank is a federally chartered savings institution and was acquired by the Company on November 17, 1987. The Savings Bank operates under the authority of the OTS, its deposits are insured by the FDIC, and it is a member of the Federal Home Loan Bank ("FHLB") System. UmbrellaBank's primary business is the solicitation of savings deposits from the general public and the purchase or origination of loans secured by one-to-four-family residential and commercial real estate, together with investments in a portfolio of mortgage mutual funds, mortgage-backed securities, municipal bonds, and other agency securities. UmbrellaBank's retail banking operations have been conducted from two traditional branch facilities, as well through an Internet banking channel operating under the name umbrellabank.com. At December 31, 2002, umbrellabank.com deposits totaled $248.6 million and represented 88.16% of total consolidated deposits of $282.0 million.

As described more fully in the "Business Plan" section of "Management Discussion and Analysis of Financial Condition and Results of Operations" included in the 2002 Annual Report of Stockholders, during November 2002, the Board of Directors of the Company and Savings Bank approved plans for increasing capital levels at both the Company and Savings Bank as well as a business plan at the Savings Bank level which outlined the future operating strategies of the Savings Bank to achieve the targeted capital levels along with providing the framework for achieving profitability. The plans were delivered to the OTS for their review and approval. To achieve the targeted capital levels and profitability levels the business plan of the Savings Bank highlighted the following actions; (1) reduction of total assets to $250 million by March 31, 2003, to be achieved through the reduction of deposits by the selling of the Savings Bank's branch deposits and operations, rate reductions and the early redemption of brokered deposits with corresponding decreases in loans and investments; (2) the elimination of certain lending programs; (3) a restructuring of the Savings Bank's statement of financial condition to achieve the desired mix of interest-earning assets and interest-bearing liabilities; (4) staff and management reductions; (5) consolidation of personnel into one facility to achieve overhead reductions and economies of scale; (6) reductions in general and administrative expenses; and (7) capital infusions from the Company. The increase in capital levels at the Company is to be achieved through capital infusions from current principal stockholders and potential third party investors.

On February 28, 2003, the Savings Bank withdrew its business plan previously submitted to the OTS. On March 24, 2003 the Board of Directors submitted a revised Savings Bank business plan to the OTS for their review and nonobjection. The revised business plan includes significant further reductions of total assets by December 31, 2003. To achieve the revised business plan balance sheet reductions, the Savings Bank and the Company will continue to identify additional assets to be held for sale. Based on the Savings Bank's initial analysis, the fair value of assets to be held for sale exceeds the book value.

During 2002, the implementation of certain initiatives under the business plan had a significant effect on the total assets and lending, investing, and retail operations of the Savings Bank and the Company. During 2002, total assets of the Savings Bank decreased $186.6 million from $521.8 million to $335.2 at December 31, 2001 and 2002, respectively. Consolidated assets of the Company decreased $192.7 million from $536.6 million to $343.9 million at December 31, 2001 and 2002, respectively.

MARKET AREA

UmbrellaBank considers its current primary market area to be the greater Chicago metropolitan area (hereinafter referred to as its "primary market area"). Due to a higher concentration of Internet deposits, the Savings Bank's primary market area also includes more regional delineations or encompasses a number of individual cities or areas. During 2002, the average balances of Internet deposits were concentrated in the following states: California 16.7%, Illinois 11.0%, Florida 9.5%, New York 8.9%, and Texas 8.2%, with the remaining deposits spread throughout the other forty-five United States. Prior to 2002, UmbrellaBank had extended its lending activities outside of its primary market area through its purchase repurchase program and its expanding commercial loan and participation activities. During 2002, in conjunction with its business plan, the Savings Bank decided to terminate its purchase repurchase program and significantly curtailed its commercial lending operations. The future primary market area or areas are dependent on the growth of the umbrellabank.com delivery channel and the location of consumers utilizing its retail deposit and lending services. UmbrellaBank will continue to analyze the geographic spread of deposits and loans generated from umbrellabank.com operations and adjust the definition of the Savings Bank's primary market area as concentrations of customers are determined.

As of December 31, 2002, the principal executive offices of the Company and administrative headquarters of the Savings Bank are located at 5818 South Archer Road, Summit, Illinois. At December 31, 2002, UmbrellaBank operated two retail banking facilities in Cook County, Illinois and managed its Internet operations from a leased facility located in Westmont, Illinois. See "Item 2. Properties" for further discussion of anticipated changes in the facilities utilized by the Company and the Savings Bank during 2003 as the Company executes its business plan.

LENDING ACTIVITIES

Prior to 2002, the Savings Bank had focused lending activities on the generation of profits from the sale of mortgage loans. The Savings Bank's purchase repurchase program generated origination of long-term, fixed-rate mortgage loans with 15- and 30-year maturities for immediate sale in the secondary mortgage market. Prior to 2002, UmbrellaBank's lending activity also included the origination of primarily adjustable rate mortgage ("ARM") loans through the offering of portfolio ARM products in conduit activities and the purchase of ARM loans in the secondary market. Additionally, a significant portion of the growth in UmbrellaBank's loan balances prior to 2002 was due to origination and participation activities relating to secured commercial real estate loans located both in and outside UmbrellaBank's primary market area and other forms of commercial lending. Other forms of commercial lending have included financing the acquisition of equipment and receivables and providing working capital loans.

During 2002, the Company's one-to-four-family loan portfolio decreased $142.0 million from $195.6 million to $53.6 million at December 31, 2001 and 2002, respectively. The Company's commercial loan portfolio decreased $55.5 million from $113.7 million to $58.2 million at December 31, 2001 and 2002, respectively. As discussed more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the decrease in the Company's outstanding loans was due to the termination of the purchase repurchase program, significant curtailment of commercial loan lending due to regulatory criticism, and the sale of loans to fund actual and anticipated deposit liability reductions in accordance with the business plan.

During 2003 and in conjunction with its business plan, the Company intends to originate, purchase, and sell fixed-rate and adjustable-rate mortgage loans secured by one-to-four-family residences. To a lesser extent, the Company plans to originate real estate secured commercial loans (subject to regulatory approval), home equity loans, and other consumer loans, including consumer credit card facilities through the umbrellabank.com Internet channel.

Due to several internal and external factors, described more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 - Loans Receivable in the 2002 Annual Report, the Company incurred provisions for loan losses and net charge-offs of $9.8 million and $8.6 million, respectively, during 2002.

Commercial real estate lending and commercial loans often entail significant additional risks as compared with one-to-four-family residential property lending. Commercial real estate loans typically involve larger loan balances to a single borrower or groups of affiliated borrowers. The payment experience on such loans is typically dependent on the successful sale or operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for housing, office, and retail space, and as such may be subject to a greater extent to adverse conditions in the economy generally.

INVESTMENT ACTIVITIES

Legislation repealed the OTS minimum liquidity ratio requirements. OTS regulations require the Savings Bank to maintain sufficient liquidity to ensure the Savings Bank's safe and sound operation. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained.

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, and federal funds. Subject to various restrictions, Federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities, and mutual funds whose assets conform to the investments that a Federally chartered savings institution is otherwise authorized to make directly.

Investment activities by the Savings Bank are governed by the OTS, with limitations on both quantity (as either a percent of capital or assets) and quality (as determined by various national rating services) prescribed under various laws, regulations, and bulletins giving effect to the regulatory framework underlying UmbrellaBank's activities in this area. As of December 31, 2002 and 2001, the Savings Bank's securities available-for-sale totaled $102.2 million and $115.2 million, respectively. In addition, as of December 31, 2001, the Savings Bank held trading securities of $6.1 million and securities held-to-maturity of $1.9 million. The overall decrease in investment securities between December 31, 2002 and 2001 can be principally attributable to utilizing the proceeds from sales to fund a portion of the deposit shrinkage that occurred during 2002 related to the Saving Bank's business plan objectives as discussed previously. In addition, as discussed more fully in the "Regulatory Compliance" section of "Management's Discussion and Analysis of Financial Condition and Results of Operation," due to regulatory requests the Savings Bank ceased its trading activity and sold certain other types of securities available-for-sale as the Savings Bank had exceeded the regulatory limitations for holding these types of securities.

ATM ACTIVITIES

In addition to its lending activities, UmbrellaBank also generates fee income from an expanding network of regionally deployed ATMs. Deployment activities have been concentrated primarily in the Midwest and Mid-Atlantic regions of the country. Revenues are derived from interchange and surcharge fees, together with income from related equipment leasing and interest on currency used in operations. At December 31, 2002, the Savings Bank had approximately 1,900 ATMs deployed in 19 states.

SOURCES OF FUNDS AND BORROWINGS

Deposits are the major source of UmbrellaBank's funds for lending and other investment purposes. In addition to deposits, the Savings Bank derives funds from loan principal repayments, fees generated from lending and ATM activities, borrowings (which includes advances from the FHLB and $3.0 million of subordinated debentures) and the custodial balances associated with purchased mortgage servicing rights ("PMSRs"). Loan repayments, loan originations, and deposit inflows and outflows are significantly influenced by general interest rates and market conditions. Additionally, the Company's sources of funds have included borrowed money, a margin account and federal funds purchased. The Company has also issued junior subordinated debentures. Borrowings may be used to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes.

Although savings deposits are the primary source of funds for UmbrellaBank's lending and investment activities and for its general business purposes, the Savings Bank can also borrow funds from the FHLB. As an FHLB member, UmbrellaBank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States Government or its agencies) provided certain standards related to creditworthiness have been met. At December 31, 2002, UmbrellaBank had $12.8 million of fixed rate advances from the FHLB with interest rates ranging from 6.13% to 6.58% and a weighted rate of 6.48%. On February 28, 2002, the Savings Bank paid-off $2.8 million of the FHLB advances incurring a prepayment penalty of $17,600 related to this transaction.

As an alternative to accessing savings deposits and FHLB advances to fund lending and investment activities, on November 28, 2001, UmbrellaBank issued and sold $3.0 million of subordinated debentures in a pooled security offering, which included nonaffiliated banks, savings institutions, and their related holding companies. The debentures have a maturity date of December 8, 2011, and their coupon interest rate are adjustable and paid semi annually at 375 basis points over the 180-day London Interbank Offered Rate ("LIBOR"), with a cap of 12%. The debentures are subordinated to all other claims against the Savings Bank, are not collateralized by the assets of UmbrellaBank, and can be purchased by only "qualified institutional buyers" as defined by Rule 144A of the Securities Act of 1934. On December 5, 2001, UmbrellaBank filed an application with the OTS seeking inclusion of the proceeds of the sale of the debentures in regulatory "Tier II" (risk weighted) capital. As of June 28, 2002, the OTS approved the application. At December 31, 2002, $3.0 million of subordinated debentures were outstanding, at a weighted rate of 5.78%.

SUBSIDIARIES

In October 1998, the Company formed Argo Capital Trust Co. ("Argo Capital Trust"), a statutory business trust formed under the laws of the State of Delaware. In November 1998, the Company and Argo Capital Trust offered 11% Capital Securities with a liquidation amount of $10.00 per security. The proceeds from the offering were $17,250,000. Argo Capital Trust used the gross proceeds from the sale of the Capital Securities to purchase Junior Subordinated Debentures of the Company. The Junior Subordinated Debentures carry an interest rate of 11% paid quarterly in arrears and are scheduled to mature, subject to the Company's right to prepay the debentures under certain circumstances, on November 6, 2028.

On June 24, 2000, the Company incorporated a wholly owned subsidiary, Argo Redemption Corporation, an Illinois corporation ("ARC"). ARC was chartered to effectuate, from time to time, purchases of the Company's outstanding Capital Securities by tender, in the open market, or by private agreement. Acquisitions through the over-the-counter dealer market are anticipated to comprise the majority of purchase activity. As of December 31, 2002, ARC held 12,700 shares of Argo Capital Trust Preferred securities with a cost basis of $127,000.

On February 27, 2003, the Company announced its intention to repurchase from time to time in open market as well as privately negotiated transactions shares of the Trust's 11% securities, which trade under the symbol "ATP_P" on the American Stock Exchange. The present authorization does not impose any specific limit on the number of Trust securities that may be purchased and is being undertaken in order to reduce debt and debt-like obligations as required by the capital plan as discussed in Note 2 - Regulatory Compliance and Business Plan. The continuing payment on the Trust securities is dependent on the Company's continuing ability to make payments on the subordinated debenture it issued to the Trust in connection with the 1998 public offering. In the absence of prior written approval, the Savings Bank is currently precluded from making dividend payments to the Company under mutual agreement with the OTS. Consequently, no assurance can be made that the Company will continue to make dividend payments on the Trust securities.

UmbrellaBank has a wholly owned subsidiary, Dolton-Riverdale Savings Service Corp. ("Dolton-Service"). At December 31, 2002, UmbrellaBank had an equity investment in Dolton-Service of $1,567,000.

COMPETITION

UmbrellaBank faces strong competition in attracting deposits and in originating loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions, and community banks, as well as from commercial banks located in its primary market area. In addition, the Savings Bank also faces significant competition for investor funds from short-term money market securities and other corporate and government securities. UmbrellaBank's competition for loans comes principally from other thrift institutions, commercial banks, and mortgage banking companies. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions, as well as the expansion of retail banking services into the Internet.

The Savings Bank competes for loans principally through the interest rates and loan fees it charges; extensive mortgage product offerings; and the efficiency and quality of the services it provides borrowers, real estate brokers, and home builders. It competes for deposits by offering consumers a wide variety of savings, checking, money market, and certificate of deposit accounts, and expanded convenience of branch office facilities, a network of ATM machines, and the 24/7 availability of its umbrellabank.com Internet retail delivery channel.

UmbrellaBank competes with many financial institutions in its current primary market area, most of which have assets that are significantly larger than the assets of the Savings Bank. Management considers the Savings Bank's reputation for customer service as a major competitive advantage in attracting and retaining customers in its market area. The Savings Bank also believes it benefits from its use of available technologies to provide low cost, accessible banking services, reflected by its core deposit base in its umbrellabank.com Internet division.

PERSONNEL

Effective October 1, 1999 the Savings Bank entered into a Client Services Agreement with Synergy, a professional employer organization. Under the Client Services Agreement, all employees of the Savings Bank were transferred to Synergy with Synergy assigning employees to the Savings Bank as the workplace employer. At December 31, 2002, 49 employees of Synergy were assigned to the Company and subsidiaries.

                           REGULATION AND SUPERVISION

GENERAL

The Company, as a savings and loan holding company, is required to file certain reports with and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended ("the HOLA"). In addition, the activities of savings institutions, such as the Savings Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

UmbrellaBank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Savings Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Savings Bank's safety and soundness and compliance with various regulatory requirements. The Company and the Savings Bank were examined as of September 30, 2001 and July 1, 2002, and matters of note are discussed in the "Regulatory Compliance" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 2002 Annual Report to Stockholders. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance funds and depositors.

The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC, or the Congress, could have a material adverse impact on the Company and the Savings Bank and their operations.

Certain of the regulatory requirements applicable to the Savings Bank and to the Company are referred to below or elsewhere herein.

HOLDING COMPANY REGULATION

The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Savings Bank continues to be a qualified thrift lender ("QTL"). Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its noninsured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% the voting stock of a company engaged in impermissible activities.

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, and competitive factors.

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

Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions. UmbrellaBank must notify the OTS 30 days before declaring any dividend to the Company. Umbrella Bancorp is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and debt service on its debt is dividends from its subsidiaries, primarily UmbrellaBank. See the "Regulatory Compliance" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 2002 Annual Report to Stockholders for a discussion of the currently imposed dividend restrictions on UmbrellaBank. The ability of UmbrellaBank to pay dividends in the future is currently influenced and could be further influenced by bank regulatory policies and capital guidelines. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

PROVISIONS OF GRAMM-LEACH BLILEY ACT

The Gramm Leach-Bliley Act ("the Act"), which was enacted in November 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through "financial subsidiaries", in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

The Act limits the nonbanking activities of unitary savings and loan holding companies by generally prohibiting any savings and loan holding company from engaging in any activity other than activities that are currently permitted for multiple savings and loan holding companies or are permissible for financial holding companies (as described above) (collectively, "permissible activities"). The Act also generally prohibits any company from acquiring control of a savings association or savings and loan holding company unless the acquiring company engages solely in permissible activities. The Act creates an exemption from the general prohibitions for unitary savings and loan holding companies in existence or formed pursuant to an application pending before the OTS on or before May 4, 1999.

Under the Act the federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

FEDERAL SAVINGS INSTITUTION REGULATION

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio, and an 8% risk-based capital ratio. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance-sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock; long-term perpetual preferred stock; mandatory convertible securities; subordinated debt and intermediate preferred stock; and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance-sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two-quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 2002, UmbrellaBank met each of its capital requirements.

Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3%, or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized," and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions, and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. The FDIC insures the deposits of the Savings Bank up to the prescribed limits for each depositor. The amount of FDIC assessments paid by each Bank Insurance Fund (BIF) member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the regulatory determination of whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. An institution's subgroup category is based on the regulatory assessment of the financial condition of the institution and the probability that the FDIC intervention or other corrective action will be required.

The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Savings Bank's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. Management does not know of any practice, condition, or violation that might lead to termination of deposit insurance.

Depositor Preference. The Federal Deposit Insurance Act provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of the insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution.

QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities, as well as, recently, education loans, credit card loans and small business loans) in at least 9 months out of each 12-month period. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. The Savings Bank has met the QTL test for each month during 2002.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. Effective April 1, 1999, the OTS' capital distribution regulation changed. Under the current regulation, an application to and the prior approval of the OTS is required before any distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (generally, compliance with all capital requirements and examination ratings in one of two top categories); the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years; the institution would be undercapitalized following the distribution; or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still give advance notice to OTS of the capital distribution. UmbrellaBank has been advised that it no longer qualifies for expedited treatment for applications and notices filed with the OTS.

Liquidity. Legislation repealed the OTS minimum liquidity ratio requirements. OTS regulations require the Savings Bank to maintain sufficient liquidity to ensure the Savings Bank's safe and sound operation.

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

Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship, or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

As described in the "Regulatory Compliance" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," management officials and the Boards of Directors of both the Bancorp and the Savings Bank have engaged in active discussions with the OTS to develop a mutually agreeable business framework that will strengthen the regulatory foundation of the Bancorp and the Saving Bank. As a result, in the spirit of regulatory cooperation, the Board of Directors of both the Bancorp and the Savings Bank, without admitting or denying that such grounds exist, or the accuracy of the OTS findings, opinions and/or conclusions, separately agreed to enforcement actions that became effective on August 16, 2002.

Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation, fees, and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans.

FEDERAL RESERVE SYSTEM

The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $41.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3% and for accounts aggregating greater than $41.3 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve Board) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. UmbrellaBank has maintained compliance with the foregoing requirements.

The Company's business and earnings are affected significantly by the fiscal and monetary policies of the Federal Reserve Board. The Federal Reserve Board regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in United States government securities, (b) changing the discount rate of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions' deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of the Company.

SEC, NASDAQ, AND THE AMERICAN STOCK EXCHANGE

The Company is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to offering and sale of securities. The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. The Company is listed on the NASDAQ Stock Market under the trading symbol "UMBR," and is subject to the rules of NASDAQ for listed companies. ARGO Capital Trust is a statutory business trust formed by the Company in 1998. The Trust's 11% securities trade under the symbol "ATP_P" on the American Stock Exchange and are therefore subject to the rules of the American Stock Exchange for listed companies.

SARBANES-OXLEY ACT 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications from the Company's Chief Executive Officer and Principal Accounting and Financial Officer are required. These certifications attest that the Company's quarterly and annual reports filed with the SEC do no contain any untrue statement of material fact. See "Item 14. Controls and Procedures" for the Company's evaluation of its disclosure controls and procedures.

FUTURE LEGISLATION

Various legislation, including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and their holding companies, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business; limit or expand permissible activities; or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Company or any of its subsidiaries.

OTHER

To the extent that the previous information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the full text of those provisions. Also, such statutes, regulations, and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies.

A change in statutes, regulations, or regulatory policies applicable to the Company could have a material effect on the business of the Company.

In addition, the information contained in the "Regulatory Compliance" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2002 Annual Report to Stockholders is incorporated by reference in response to this item.

ITEM 2.  PROPERTIES

The principal executive offices of the Company and administrative headquarters of the Savings Bank are located at 5818 South Archer Road, Summit, Illinois. UmbrellaBank conducted its business from its home office in Chicago, Illinois, located at 2154 West Madison Street, Chicago, Illinois and one additional branch office located in Dolton, Illinois. During January 2003, the Savings Bank entered into contracts for the sale of its two branch locations including the leasehold improvements and deposits. The purchasers will also assume the lease obligations as of the closing of the sale. In connection with the sale of such branch offices, UmbrellaBank has filed an application with the OTS for the redesignation of its home and branch office in the River North area of Chicago, Illinois. Such application was approved by the OTS on February 24, 2003. In 2001, the Savings Bank purchased an office building in the River North district of Chicago, with a view toward expanding retail and administrative operations of UmbrellaBank. Internet operations of the Savings Bank are managed from a facility in Westmont, Illinois. Each of these four facilities are leased from unaffiliated parties.

The Company is exploring the consolidation of its corporate locations, which would result in the sale of certain land; leasehold improvements; and furniture, fixtures, and equipment at these locations. Management anticipates that new tenants for its corporate locations would also acquire the leasehold improvements and furniture and fixtures at these locations.

On March 31, 2003, the two principal shareholders of the Company entered into an agreement with the Company and third party owner of one of the Company's corporate locations to assume the obligation under this lease. The transfer of the lease obligation from the Company to its principal shareholders allowed the Company to reverse the deferred gain and record additional paid-in capital of $987,000.

The Company believes that its current facilities are adequate to meet the present and immediate foreseeable needs of the Company. See Note 6 to the consolidated financial statements for the net book value of the property of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2002, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information relating to the market for Registrant's common equity and related stockholder matters appears under the caption "Shareholder Information" in the Registrant's 2002 Annual Report to Stockholders on page 96 and is incorporated herein by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data appears under the caption "Selected Consolidated Financial Data" in the Registrant's 2002 Annual Report to Stockholders on pages 3 and 4 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2002 Annual Report to Stockholders on pages 5 through 43 and is incorporated herein by reference.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Arrangements

The following table presents, as of December 31, 2002, the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

                                                                                                  In thousands
                                                                            --------------------------------------------------------
                                                                               One           One to           Over
                                                                 Note        Year or          Three           Three
                                                               Reference      Less            Years           Years          Total
                                                               ---------    --------        --------        --------        --------
Deposits without a stated maturity                                 8        $156,966        $   --          $   --          $156,966
Certificates of deposit                                            8          61,525          46,694          16,862         125,081
FHLB borrowings                                                    9           2,760            --            10,000          12,760
Notes payable                                                      9           6,545            --              --             6,545
Subordinated debentures                                            9            --              --             3,000           3,000
Junior subordinated debentures                                     9            --              --            17,123          17,123
                                                                            --------        --------        --------        --------
Total                                                                       $227,796        $ 46,694        $ 46,985        $321,475
                                                                            ========        ========        ========        ========

A schedule of significant commitments at December 31, 2002 follows:

         Commitments to fund loans, lines and letters of credit                 $ 11.9 million
         Commitments to purchase available for sale securities                    22.4 million
         Community Reinvestment Act investment commitments                         1.5 million

Further discussion of these commitments is included in Note 12 of the consolidated financial statements.

The Company does not utilize derivative instruments to control interest rate risk.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The above-captioned information appears under the caption "Quantitative and Qualitative Disclosures About Market Risk" in the 2002 Annual Report to Stockholders on pages 42 and 43 and is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and its subsidiaries as of December 31, 2002, 2001, and 2000 together with the report thereon by Crowe Chizek and Company LLC, appears in the Registrant's 2002 Annual Report to Stockholders, on pages 44 through 93 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2003 under "Information with respect to the Nominee, Continuing Directors and Certain Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2003 under "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2003 under "Security Ownership of Certain Beneficial Owners" and "Information With Respect to the Nominee, Continuing Directors and Certain Executive Officers."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2003 under "Indebtedness of Management and Transactions with Certain Related Persons."

ITEM 14.  CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of December 31, 2002, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure and control procedures. Based on that evaluation, management concluded that the Company's disclosure controls and procedures as of December 31, 2002 were effective in ensuring that the information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

Management's responsibility related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting policies generally accepted in the United States of America. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has assessed the Company's system of internal control over financial reporting as described in "Internal Control - Integrated Framework, Issued by the Committee of Sponsoring Organizations of the Treadway Commission". Based on this assessment, management believes that, as of December 31, 2002, its system of internal control over financial reporting met those criteria.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                    PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Registrant and its subsidiaries, together with the Report of Independent Auditors, appearing in the 2002 Annual Report to Stockholders are incorporated herein by reference.

         Report of Independent Auditors.

         Consolidated Statements of Financial Condition as of December 31, 2002 and 2001.

         Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000.

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000.

         Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

         Notes to Consolidated Financial Statements.

         The remaining information appearing in the 2002 Annual Report to Stockholders is not deemed to be filed as a part of this report, except as expressly provided herein.

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

         Exhibit No. 10.  Material Contracts.

         10.0 Stock Purchase Agreement dated December 31, 1996, between Argo Bancorp, Inc., and Deltec Banking Corporation Limited (1)
         10.1 Stockholder Agreement dated as of December 31, 1996, between Argo Bancorp, Inc., The Deltec Banking Corporation Limited, and John G. Yedinak (1)
         10.2 Amended and Restated Employment Agreements between Argo Bancorp, Inc. and Argo Federal Savings Bank, FSB. and John G. Yedinak, each dated as of November 1, 1999.
         10.3 Amended and Restated Employment Agreements between Argo Bancorp, Inc. and Argo Federal Savings Bank, FSB. and Frances
                  M. Pitts., each dated as of November 1, 1999.
         10.4 1996 Argo Bancorp, Inc. Management Recognition and Retention Plan (1)
         10.5     Argo Bancorp, Inc. 1998 Incentive Stock Option Plan (1)
         10.6 Employment Agreement between Argo Bancorp, Inc. and Colleen A. Kitch (3)
         10.7 Agreement of Purchase and Sale between Argo Federal Savings Bank, F.S.B. and Stuart Whitman, Inc. and related Leases (3)
         10.8     Stock Purchase Agreement between Argo Bancorp, Inc. and The
                  Synergy Plan, Ltd., dated September 17, 1999 (3)
         10.9     Stock Purchase Agreement by and among Argo Bancorp, Inc. by and through OLF Acquisition Corp., and On-Line Financial Services, Inc., Superior Savings Bank, I.S.C. Incorporated, Savings and Loan Service Bureau of Indiana, O&H Service Bureau of Michigan and the stockholders thereof, dated as of September 21, 1995 (3)
         10.10 Branch Office Purchase Agreements by and between Archer Bank of Chicago (and also Chicago Community Bank) and Argo Federal Savings Bank, FSB, each dated as of August 18, 2000 (3)

         Exhibit No. 11.

         11.1 Computation of earnings per share (included in Note 17 to the Company's audited financial statements).

         Exhibit No. 13.

         13.1     Portions of the 2002 Annual Report to Stockholders.

         Exhibit No. 21.

         21.1 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries."

         Exhibit No. 23.

         23.1     Consent of Crowe Chizek and Company LLC (filed herewith).

         Exhibit No. 99.

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
         99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

                                                  UMBRELLA BANCORP, INC.
                                                  ----------------------
                                                      (Registrant)


Date:  April 14, 2003                 By:    /S/ John G. Yedinak
                                             -----------------------------------
                                             John G. Yedinak, Chairman,
                                             President, Chief Executive Officer
                                             and Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Date:  April 14, 2003                 By:    /S/ John G. Yedinak
                                             -----------------------------------
                                             John G. Yedinak, Chairman,
                                             President, Chief Executive Officer
                                             and Director

Date:  April 14, 2003                 By:    /S/ Sergio Martinucci
                                             -----------------------------------
                                             Sergio Martinucci, Vice President
                                             and Director

Date:  April 14, 2003                 By:    /S/ Arthur Byrnes
                                             -----------------------------------
                                             Arthur Byrnes, Director

Date:  April 14, 2003                 By:    /S/ Donald G. Wittmer
                                             -----------------------------------
                                             Donald G. Wittmer, Director

Date:  April 14, 2003                 By:    /S/ Frances M. Pitts
                                             -----------------------------------
                                             Frances M. Pitts, Secretary and
                                             Director

Date:  April 14, 2003                 By:    /S/ Dennis G. Carroll
                                             -----------------------------------
                                             Dennis G. Carroll, Director

Date:  April 14, 2003                 By:    /S/ Frank J. Shinnick
                                             -----------------------------------
                                             Frank J. Shinnick, Chief Financial
                                             Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John G. Yedinak, certify that:

1.   I have reviewed this annual report on Form 10-K of Umbrella Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of and for the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003                  /S/ John G. Yedinak
       ----------------                -----------------------------------
                                       John G. Yedinak, Chairman, President
                                       and Chief Executive Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Shinnick, certify that:

1.   I have reviewed this annual report on Form 10-K of Umbrella Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations, and cash flow of the registrant as of and for the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   April 14, 2003                     /S/ Frank J. Shinnick
     ---------------------                 -------------------------------------
                                           Frank J. Shinnick, Chief Financial
                                           Officer