Form 10-Q
period 2003-03-31
UMBRELLA BANCORP INC
filed 2003-05-16
CIK 883502

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                         COMMISSION FILE NUMBER 0-19829

                             UMBRELLA BANCORP, INC.
                            ------------------------
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
  Yes   X         No
      -----          -----

Indicate by checkmark whether the Registrant is an accelerated filer (as defined
in Rule 12b-2 of the Act)  Yes            No    X
                               -----          -----

The Registrant had 1,845,720 shares outstanding as of May 7, 2003.

Transitional Small Business Disclosure Format (check one): Yes          No   X
                                                               -----       -----

================================================================================

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2003

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                           PAGE NO.
------------------------------                                                                           --------
Item 1            Financial Statements

                  Unaudited Consolidated Statements of Financial Condition
                  as of March 31, 2003 and December 31, 2002 ...........................                      3

                  Unaudited Consolidated Statements of Operations for the Three
                  Months Ended March 31, 2003 and 2002..................................                      4

                  Unaudited Consolidated Statements of Comprehensive Income
                  for the Three Months Ended March 31, 2003 and 2002 ...................                      5

                  Unaudited Consolidated Statements of Stockholders' Equity
                  for the Three Months Ended March 31, 2003 and 2002....................                      6

                  Unaudited Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2003 and 2002..................................                      7

                  Notes to Unaudited Consolidated Financial Statements .................                      8

Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ............................................                     17

Item 3            Quantitative and Qualitative Disclosures about Market Risk............                     28

Item 4            Controls and Procedures...............................................                     29

PART II - OTHER INFORMATION
---------------------------

Item 1            Legal Proceedings ....................................................                     31

Item 2            Changes in Securities ................................................                     31

Item 3            Default Upon Senior Securities .......................................                     31

Item 4            Submission of Matters to a Vote of Security Holders ..................                     31

Item 5            Other Information ....................................................                     31

Item 6            Exhibits and Reports on Form 8-K .....................................                     31

Form 10-Q         Signature Page .......................................................                     32

                  Certifications Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002 ..........................................................                     33

PART 1 - FINANCIAL INFORMATION



                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                              March 31,    December 31,
ASSETS                                                          2003           2002
                                                            ------------   ------------
Cash                                                        $      2,970   $      2,089
Interest-earning deposits                                         46,421         69,811
                                                            ------------   ------------
   Total Cash & Cash Equivalents                                  49,391         71,900

Securities available-for-sale                                     90,030        105,613
Securities held-to-maturity                                            -              -
Loans held for sale                                               17,375         20,428
Loans receivable, net                                             80,309         96,024
Mortgage loan servicing rights, net                                   97            105
Investment in limited partnership                                  1,058          1,198
Stock in Federal Home Loan Bank of Chicago                         3,029          2,947
Foreclosed real estate, net                                        3,956          2,361
Premises and equipment held for sale                               4,993          5,401
Premises and equipment, net                                       11,654         13,476
Debt issuance costs, net                                           1,738          1,757
Accrued interest receivable                                        1,407          1,861
Receivable from loan servicers                                       869          2,480
Deferred tax assets                                               10,465          9,679
Prepaid expenses and other assets                                  7,632          8,707
                                                            ------------   ------------
     Total Assets                                           $    284,003   $    343,937
                                                            ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                 $    230,905   $    282,047
   Borrowed money                                                 13,375         22,305
   Custodial escrow balances for loans serviced for others         6,393          7,423
    Accrued interest payable                                       1,085          1,232
    Other liabilities                                              1,269          5,627
    Junior subordinated debt                                      17,123         17,123

Stockholders' Equity
  Preferred stock                                                      3              3
  Preferred stock, Series A                                        7,986          1,921
  Common stock                                                        22             21
  Additional paid-in-capital                                      11,073          9,284
  Retained earnings - substantially restricted                       419          2,620
  Treasury stock - common, at cost                                (5,261)        (5,261)
  Unearned stock awards                                             (248)          (248)
  Accumulated other comprehensive loss                              (141)          (160)
                                                            ------------   ------------
        Total Stockholders' Equity                                13,853          8,180
                                                            ------------   ------------
       Total Liabilities and Stockholders' Equity           $    284,003   $    343,937
                                                            ============   ============

See accompanying notes to unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)

                                                 For the Three Months
                                                    Ended March 31,
                                                   2003        2002
                                                 ---------   ---------
Interest income:
    Loans receivable                             $   1,764   $   5,077
    Securities                                       1,115       1,205
    Interest-earning deposits                          392       1,603
                                                 ---------   ---------
         Total interest income                       3,271       7,885
                                                 ---------   ---------

Interest expense:
    Deposits                                         1,930       4,919
    Borrowed money                                     351         566
    Junior subordinated debt                           487         482
                                                 ---------   ---------
         Total interest expense                      2,768       5,967
                                                 ---------   ---------
         Net interest income                           503       1,918
Provision for loan and lease losses                      -          35
                                                 ---------   ---------
Net interest income after provision
         for loan and lease losses                     503       1,883
                                                 ---------   ---------

Non-interest income:
      Loan servicing income (expense)                  (99)         73
      Gain (loss) on sale of
          Loans held for sale                           43         (39)
          Foreclosed real estate                      (136)        (24)
          Securities available-for-sale               (655)       (914)
          Trading account securities                      -         508
          Branch deposits                              407           -
          Branch facilities                             33          28
          Other assets                                 222           -
       Fees and service charges                        178         206
      Other income                                     (69)         16
                                                 ---------   ---------
            Total non-interest income (expense)        (76)       (146)

Non-interest expense:
      Compensation and benefits                      1,011         928
      Occupancy and equipment                          602         498
      Federal deposit insurance premium                158          22
      Other general and administrative fees          1,654       1,799
                                                 ---------   ---------
              Total non-interest expense             3,425       3,247
                                                 ---------   ---------

Loss before income taxes                            (2,998)     (1,510)
Income tax benefit                                     797         949
                                                 ---------   ---------
                Net loss                         $  (2,201)  $    (561)
                                                 =========   =========
Per Share Amounts:
      Basic                                      $   (1.25)  $   (0.33)
      Diluted                                    $   (1.25)  $   (0.33)

See accompanying notes to unaudited consolidated financial statements.

                    UMBRELLA BANCORP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                        2003        2002
                                                                      ---------   ---------
Net loss                                                              $  (2,201)  $    (561)

Other comprehensive income
    Unrealized holding gains on securities available-for-sale              (624)       (747)

    Less reclassification adjustment for losses recognized in income       (655)       (914)
                                                                      ---------   ---------

    Net unrealized gains                                                     31         167

    Tax expense                                                             (12)         63
                                                                      ---------   ---------

Other comprehensive income                                                   19         104

                                                                      ---------   ---------
Comprehensive income (loss)                                           $  (2,182)  $    (457)
                                                                      =========   =========

See accompanying notes to unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                        Preferred                  Additional
                                         Preferred       Stock         Common       Paid-In       Retained
                                           Stock        Series A        Stock       Capital       Earnings
                                        -------------------------------------------------------------------

Three months ended March 31, 2002
----------------------------------------

Balance at December 31, 2001             $        3    $        -    $       21    $    9,214    $   15,181

Net loss                                          -             -             -             -          (561)

Other comprehensive income, net of tax            -             -             -             -             -

ESOP loan principal reduction                     -             -             -             -             -

Stock options exercised                           -             -             -            40             -

Cash dividends                                    -             -             -             -          (104)

                                         ----------    ----------    ----------    ----------    ----------
Balance at March 31, 2002                $        3    $        -    $       21    $    9,254    $   14,516
                                         ==========    ==========    ==========    ==========    ==========

Three months ended March 31, 2003
----------------------------------------

Balance at December 31, 2002             $        3    $    1,921    $       21    $    9,284    $    2,620

Net loss                                          -             -             -             -        (2,201)

Other comprehensive income, net of tax            -             -             -             -             -

Stock options exercised                           -             -             1           445             -

Proceeds from capital contributions               -             -             -         1,344             -

Issuance of Series A preferred stock              -         6,065             -             -             -

                                         ----------    ----------    ----------    ----------    ----------
Balance at March 31, 2003                $        3    $    7,986    $       22    $   11,073    $      419
                                         ==========    ==========    ==========    ==========    ==========
                                                                                      Accumulated
                                           Treasury                     Unearned         Other          Total
                                            Stock          ESOP          Stock       Comprehensive  Stockholders'
                                            Common         Loan          Awards           Loss         Equity
                                        ------------------------------------------------------------------------
Three months ended March 31, 2002
----------------------------------------

Balance at December 31, 2001             $   (5,121)    $     (341)    $     (248)    $   (1,132)    $   17,577

Net loss                                          -              -              -              -           (561)

Other comprehensive income, net of tax            -              -              -            104            104

ESOP loan principal reduction                     -             17              -              -             17

Stock options exercised                           -              -              -              -             40

Cash dividends                                    -              -              -              -           (104)

                                         ----------     ----------     ----------     ----------     ----------
Balance at March 31, 2002                $   (5,121)    $     (324)    $     (248)    $   (1,028)    $   17,073
                                         ==========     ==========     ==========     ==========     ==========

Three months ended March 31, 2003
----------------------------------------

Balance at December 31, 2002             $   (5,261)    $        -     $     (248)    $     (160)    $    8,180

Net loss                                          -              -              -              -         (2,201)

Other comprehensive income, net of tax            -              -              -             19             19

Stock options exercised                           -              -              -              -            446

Proceeds from capital contributions               -              -              -              -          1,344

Issuance of Series A preferred stock              -              -              -              -          6,065

                                         ----------     ----------     ----------     ----------     ----------
Balance at March 31, 2003                $   (5,261)    $        -     $     (248)    $     (141)    $   13,853
                                         ==========     ==========     ==========     ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                     Three Months Ended
                                                                                                         March 31,
                                                                                                    2003          2002
                                                                                                ------------   ------------
Cash flows from operating activities:
    Net loss                                                                                    $     (2,201)  $       (561)
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                                   825            860
         Accretion of discounts and deferred loan fees                                                    19             41
         Provision for loan losses                                                                         -             35
        (Gain) loss on sale of:
              Loans held for sale                                                                        (43)            39
              Securities available-for-sale                                                              655            914
              Trading account securities                                                                   -           (508)
              Foreclosed real estate                                                                     136             24
              Branch facilities                                                                          (33)           (28)
              Branch deposits                                                                           (407)             -

              Other assets                                                                              (222)             -
         Federal Home Loan Bank  of Chicago stock dividend                                               (82)           (40)
         Net change in trading account activity                                                            -            810
         Loans originated and purchased for sale, net                                                  3,096         26,047
         Amortization of purchased mortgage servicing rights                                             148             20
         Net change in debt issuance costs                                                                19             14
         Amortization of purchase price of MRP and ESOP stock                                              -             17
         Change in accrued interest receivable, prepaid expenses and other assets                        731         (1,215)
         Change in accrued interest payable and other liabilities                                     (3,843)         1,066
                                                                                                ------------   ------------
           Net cash provided by (used in) operating activities                                        (1,202)        27,535

Cash flows from investing activities:
     Net (increase) decrease in loans receivable                                                      14,917          3,245
     Proceeds from maturities of and principal repayments on:
       Securities available-for-sale                                                                     757          3,798
       Securities held-to-maturity                                                                         -            292
     Proceeds from sale of (payment for):
          Securities available-for-sale                                                              114,879         40,957
          Foreclosed real estate                                                                         659            155
          Securities held-to-maturity                                                                      -            685
          Premises and equipment                                                                       1,495              -
          Branch deposits, including cash and cash equivalents                                        (8,453)             -
     Purchase of:
          Securities available-for-sale                                                             (100,677)       (19,614)
          Premises and equipment                                                                         (90)          (230)
                                                                                                ------------   ------------
             Net cash provided by (used in) investing activities                                      23,487         29,288

Cash flows from financing activities:
        Net change in deposits                                                                       (42,689)       (13,555)
        Proceeds from borrowed money                                                                  10,500         98,464
        Repayment of borrowed money                                                                  (19,430)      (100,748)
        Proceeds from issuance of preferred stock, Series A                                            6,065              -
        Proceeds from capital contributions                                                            1,344              -
        Reissuance of junior subordinated debentures                                                       -          1,065
        Repurchase of junior subordinated debentures                                                       -           (613)
        Proceeds from exercise of stock options                                                          446             40
        Dividends paid                                                                                     -           (104)
        Net change in custodial escrow balances for loans serviced                                    (1,030)          (579)
                                                                                                ------------   ------------
            Net cash provided by (used in) financing activities                                      (44,794)       (16,030)
                                                                                                ------------   ------------
        Net increase (decrease) in cash and cash equivalents                                         (22,509)        40,793
Cash and cash equivalents at beginning of period                                                      71,900         37,649
                                                                                                ------------   ------------
Cash and cash equivalents at end of period                                                      $     49,391   $     78,442
                                                                                                ============   ============
Supplemental disclosures of cash flow information: Cash paid or refunded during the period for:
    Interest                                                                                    $      2,915   $      5,429
    Non-cash investing activity - transfer of loans to foreclosed real estate                          2,390            554
    Non-cash investing activity - ending receivable from loan servicers                                  869          4,081

See accompanying notes to unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION AND NEW ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for fair presentation, have been included. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain reclassifications have been made to prior period amounts in the financial statements in order to conform to the current period presentation.

The unaudited consolidated financial statements include Umbrella Bancorp, Inc. (the "Bancorp" or the "Company") and its wholly owned subsidiaries, UmbrellaBank, fsb, ("UmbrellaBank" or the "Savings Bank"), Argo Redemption Corp., Inc. ("Argo Redemption" or "ARC"), and the Savings Bank's wholly owned subsidiary, Dolton-Riverdale Savings Service Corporation (Dolton-Riverdale).

The Bancorp, through its subsidiaries at March 31, 2003, provided a full range of financial services primarily through its Internet banking delivery channel at http://www.umbrellabank.com and two retail banking facilities in Cook County, Illinois. Effective April 26, 2003 the Company operates one retail banking facility in Cook County, Illinois.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period incurred. The adoption of this statement did not have a material affect on the financial position and operations of the Company.

NOTE B - REGULATORY COMPLIANCE AND BUSINESS PLAN

As previously disclosed in the Company's 2002 Annual Report to Shareholders, the Office of Thrift Supervision (OTS) commenced risk-focused safety and soundness examinations of the Savings Bank and the Bancorp on October 29, 2001 and November 14, 2001, respectively. Each OTS Report of Examination ("ROE"), which was primarily based on financial information as of September 30, 2001, was transmitted to the Savings Bank and Bancorp, respectively, in March 2002.

The November 14, 2001 Holding Company Report of Examination ("Bancorp ROE") was not limited to any one area, but focused on the risk factors of Transactions with Affiliates, Funds Distribution, Financial Effect and Management Quality. During the course of the OTS examination, the Bancorp developed and implemented policies and procedures to address the specific regulatory violations identified. The OTS commented in the Bancorp ROE on the Bancorp's level of operating losses, debt service requirements and capital position. As a result of the findings contained in the Bancorp ROE, the Bancorp was required to provide OTS with a quarterly financial cash flow projection report and quarterly monitoring reports. The Bancorp was also required to take actions to ensure future regulatory compliance, and take actions sufficient to ensure safe and sound operations. In addition, the Bancorp was placed under various operating restrictions, including a requirement that the Bancorp file notice with the OTS prior to adding or replacing a director or hiring a senior executive officer. The Bancorp was also restricted in making "golden parachute" payments to any institution-affiliated party unless authorized by regulation. The Bancorp has been, and is currently, in compliance with the requirements set forth by the OTS, as a result of the findings contained in the Bancorp ROE.

The October 29, 2001, Report of Examination of the Savings Bank ("Savings Bank ROE") focused on Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to Market Risk. The OTS identified various regulatory deficiencies resulting, in part, in supervisory imposed operating restrictions on growth and lending activities, as well as restrictions on capital distributions, contracts, "golden parachute" payments and changes in senior executive positions. In addition, the Savings Bank was required to provide reports to the OTS detailing corrective actions taken, identification of policies and procedures adopted and implemented to remedy areas of criticism and ensure future regulatory compliance. Management and the Board of Directors responded to the Savings Bank ROE, and provided the OTS with either assurance of compliance with the material exceptions noted in the Savings Bank ROE or the current status of efforts to correct matters requiring on-going remediation.

Upon completion of the November 14, 2001 Bancorp ROE and October 29, 2001 Savings Bank ROE, management officials and the Boards of Directors of both the Bancorp and the Savings Bank engaged in active discussions with the OTS to develop a mutually agreeable business framework designed to strengthen the regulatory foundation of the Bancorp and the Savings Bank. As a result, in the spirit of regulatory cooperation, the Boards of Directors of both the Bancorp and the Savings Bank, without admitting or denying that such grounds exist, or the accuracy of the OTS findings, opinions and/or conclusions, separately agreed to enforcement actions that became effective on August 16, 2002.

The provisions of the enforcement action between the Bancorp and OTS established, in principal part, that the Bancorp provide the OTS with a plan for raising additional common equity capital and restructuring outstanding debt at the Bancorp, recognizing that economic and market conditions are outside of the control of the Bancorp. In addition to the operating restrictions previously placed on the Bancorp by the OTS, pursuant to the November 14, 2001 Bancorp ROE, the agreed upon action required the Bancorp to provide the OTS with quarterly cash flow projections for the purpose of identifying the Bancorp's sources and uses of funds for the remainder of fiscal 2002, fiscal 2003 and fiscal 2004. The subject enforcement action also provides that the Bancorp ensure that all transactions with affiliates comply with applicable statutory and regulatory regulations and that the Bancorp maintain documentation sufficient to evidence such compliance.

The agreed upon language in the enforcement action between the Savings Bank and the OTS provided, in principal part, for the establishment of a plan addressing the level of the Savings Bank's fixed assets, as well as the adoption and implementation of a capital plan for the establishment and maintenance of acceptable capital levels. On March 24, 2003, the Savings Bank submitted to the OTS a revised business plan which replaces the Savings Bank's previously filed business plan, capital plan and staffing plan. The revised business plan details the Savings Bank's overall operating strategies, in light of current economic conditions, and the intent of the Board of Directors to reformulate and reduce the Savings Bank's overall asset size. The agreed upon language of the enforcement action also (without prior written approval of the OTS): prohibits any increase in the Savings Bank's total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter; and prohibits the purchase or origination of new loans other than single-family residential mortgage loans, credit card loans and over draft lines of credit. The Board of Directors has already taken action to alleviate many of the issues raised by the OTS and has formalized plans, policies and procedures concerning the Savings Bank's internal audit function, overall lending programs, including loan administration, and refined its Allowance for Loan and Lease Losses ("ALLL") policy and practices. In addition to the operating restrictions previously imposed on the Savings Bank, as a result of the findings contained in the Savings Bank ROE, the Savings Bank has developed and implemented policies and procedures to: i) ensure compliance with its loans to one borrower limitation; ii) address its classified assets; iii) monitor its interest rate risk; and iv) ensure continued accurate thrift financial reports. Furthermore, the Savings Bank has agreed not to accept, renew or roll over any brokered deposits without the prior consent of the OTS. Beginning no later than fourth quarter 2001, management of the

Savings Bank had already initiated a plan not to renew maturing brokered deposits. Additionally, the agreed upon action provides for an independent loan review of the Saving Bank's construction, commercial real estate, commercial, direct lease financing and broker purchase/repurchase lending programs. Such independent loan review is in its final stages. Of additional note, the Savings Bank will continue to utilize its Board of Directors Joint Oversight Committee for the purpose of reviewing and approving new lending and investment initiatives. To date, the Savings Bank is in full material compliance with the provisions of the agreed upon enforcement action. In addition, selected provisions of the mutually agreed upon enforcement action have been modified, or activities approved, by the OTS at the express request of the Savings Bank.

On May 20, 2002, the OTS and FDIC began a joint Field Visit examination in preparation for a joint risk-focused examination of the Savings Bank. According to the OTS/FDIC regulators, the purpose of the Field Visit was, in part, to obtain an initial assessment of the asset quality and capital levels of the Savings Bank to determine the effectiveness of corrective actions taken by the Board of Directors and management since the issuance of the Savings Bank ROE, and establish the scope for the full joint risk-focused examination of the Savings Bank and the Bancorp, each of which commenced on July 1, 2002.

The OTS and FDIC initiated a risk-focused examination of the Savings Bank on July 1, 2002 focusing on the examination components of capital, assets, management, earnings, liquidity and sensitivity to interest rate risk, and represented a continuation of the previous Field Visit. During the course of the examination, representatives of the Savings Bank, as well as members of the Board of Directors, met regularly and informally with representatives of both the OTS and FDIC to address issues, provide informational updates and enhance the existing avenues of communication that had been previously established. During the course of the examination, on September 17, 2002, the OTS issued a letter to the Savings Bank requiring, in part, the Savings Bank to (i) establish position and loss limits for its available for sale investment portfolio; (ii) reduce its borrowings under reverse repurchase agreements and margin debt to $0 and discontinue their use other than the permitted use of reverse repurchase agreements up to $10 million for liquidity purposes; (iii) reduce its investment in a pass through investment mutual fund to a predetermined percentage; (iv) suspend its trading portfolio; and (v) revise its Investment Policy accordingly. Also during the examination, the OTS and FDIC, in part, raised and discussed with management concerns over the Savings Bank's staffing levels, overall level of expenses, long-term earnings potential and the effect of earnings on the Savings Bank's long-term capital position. Any issues identified by the OTS and FDIC examiners during the course of the July 1, 2002 examination were addressed, and appropriate action was taken by the Savings Bank, or is currently being taken by the Savings Bank's management in consultation with the OTS. The July 1, 2002 examination of the Savings Bank culminated in a routine exit meeting with representatives from the Savings Bank, OTS and FDIC.

Also on July 1, 2002, the OTS commenced a risk-focused examination of the Bancorp, focusing primarily of the Bancorp's financial condition and represented a continuation of the previous Field Visit. As with the Savings Bank examination, members of the Bancorp's management team, as well as members of the Board of Directors, met regularly and informally with representatives of the OTS to address issues, provide informational updates and enhance the existing avenues of communication previously established. During the examination, the OTS discussed its concerns with management regarding issues including, but not limited to, earnings, its leverage position, investment strategies, liquidity and capital. Any issues raised by OTS during the examination were addressed during the examination by management and continue to be of primary focus by the Board of Directors. The July 1, 2002 examination culminated in a routine exit meeting with representatives from the Bancorp and OTS, as well as representatives from the FDIC.

As part of the continuing regulatory spirit of cooperation and the mutual desire for future success, both the Bancorp and the Savings Bank are providing reports to, and consulting with, the OTS on all matters addressed under the agreed upon enforcement actions and issues raised during the aforementioned examinations.

During November 2002, the Board of Directors of the Bancorp and Savings Bank approved plans for increasing capital levels at both the Bancorp and Savings Bank as well as a business plan at the Savings Bank level which outlined the future operating strategies of the Savings Bank to achieve the targeted capital levels along with providing the framework for achieving profitability. The plans were delivered to the OTS for their review and approval. To achieve the targeted capital levels and profitability levels, the business plan of the Savings Bank highlighted the following actions: (1) reduction of total assets to $250 million by March 31, 2003, to be achieved through the reduction of deposits by the selling of the Savings Bank's branch deposits and operations, rate reductions and the early redemption of brokered deposits with corresponding decreases in loans and investments; (2) the elimination of certain lending programs; (3) a restructuring of the Savings Bank's statement of financial condition to achieve the desired mix of interest earning assets and interest bearing liabilities; (4) staff and management reductions; (5) consolidation of personnel into one facility to achieve overhead reductions and economies of scale; (6) reductions in general and administrative expenses; and (7) capital infusions from the Bancorp. The increase in capital levels at the Bancorp is to be achieved through capital infusions from current principal shareholders and potential third party investors.

On February 28, 2003, the Savings Bank withdrew its business plan previously submitted to the OTS. On March 24, 2003, the Board of Directors submitted a revised Savings Bank business plan to the OTS for their review and nonobjection. The revised business plan includes significant further reductions of total assets by December 31, 2003. To achieve the revised business plan balance sheet reductions, the Savings Bank and the Company will continue to identify additional assets to be held for sale. Based on the Savings Bank's initial analysis, the fair value of assets to be held for sale exceeds the book value.

NOTE C - PREMISES AND EQUIPMENT HELD FOR SALE

As of March 31, 2003 and December 31, 2002, premises and equipment held for sale totaled $5.0 million and $5.4 million, respectively. During June 2002, the Savings Bank classified its investment in an office building as held for sale and, as such, it is being carried at the lower of cost or fair value. This building was purchased in April 2001 as a branch location for the Savings Bank. As of March 31, 2003, the net book value of this office building was $4.6 million. During the three month period ended March 31, 2003, occupancy and equipment expense was reduced by approximately $109,000 related to rental income from the building and included approximately $68,000 of expenses from the building. In addition, as of March 31, 2003 and December 31, 2002, the Savings Bank classified $415,000 and $835,000 of land, leasehold improvements, furniture fixtures and equipment located in its branch and corporate office locations as held for sale. During the first quarter 2003, the Savings Bank sold $420,000 of leasehold improvements and furniture fixtures and equipment related to the sale of one of its branch locations as discussed more fully in Note F -- Deposits and the consolidation the Company's corporate locations as discussed below. The sales occurred at net book value which approximated fair market value.

On March 31, 2003, the two principal shareholders of the Company entered into an agreement with the Company and third party owner of one of the Company's corporate locations to assume the obligation under this lease. The transfer of the lease obligations to the principal shareholders allowed the Company to reverse the deferred gain and record additional paid-in capital in the amount of $987,000 related to this corporate location as of March 31, 2003. In conjunction with this lease assumption the two principal shareholders purchased approximately $200,000 of leasehold improvements at this corporate location which was funded by a loan by the Savings Bank secured by common stock of an unrelated entity. The fair value of the leasehold improvements approximated the net book value and the terms of the loan were consistent with the Savings Bank's commercial secured loan terms.

The March 31, 2003 balance of land, leasehold improvements, furniture, fixtures and equipment held for sale relate to the branch sold during April 2003 and the further consolidation of the Company's corporate locations. The Company currently anticipates that new tenants for its corporate locations would also acquire the land, leasehold improvements, furniture and fixtures at these locations. Accordingly, the Company has recorded no impairment charges for these assets as of March 31, 2003.

NOTE D - PREMISES AND EQUIPMENT

As of March 31, 2003 and December 31, 2002 premises and equipment, net, totaled $11.7 million and $13.5 million. During the first quarter 2003, the Savings Bank entered into and closed on the sale of $1.1 million of automated teller machines
(ATMs) which were removed from the locations of a retailer who declared bankruptcy. The ATM's were sold at net book value to the Saving Bank's joint venture partner in its ATM network.

NOTE E - LOANS HELD FOR SALE

As of March 31, 2003, loans held for sale consisted of recently originated one-to-four family mortgage loans totaling $550,000 and $16.8 million of commercial and commercial real estate loans which the Company has identified as held for sale in conjunction with the Company's business plan as described further in Note B - Regulatory Compliance and Business Plan. Based on the bid prices received, anticipated gains on these sales are not expected to be significant to future operations.

As of December 31, 2002, loans held for sale totaled $20.4 million and consisted of $2.1 million of one-to-four family mortgage loans and $17.7 million of commercial and commercial real estate loans which the Company has identified as held for sale in conjunction with the Company's business plan and $647,000 of loans under the purchase repurchase program. During the third quarter of 2002, the Company decided to cease its lending activity under the purchase repurchase program as a result of regulatory dissatisfaction with, and criticisms of, the program and considering the profitability of the program. The termination of the purchase repurchase loan program was completed in January 2003. During the first quarter the Company completed the sale of the $2.0 million of one-to-four family mortgage loans. Based on the sales prices received the actual gains on these sales were not significant to operations.

NOTE F - DEPOSITS

Deposits totaled $230.9 million and $282.0 million as of March 31, 2003 and December 31, 2002, respectively. As previously disclosed in the Company's Annual Report to Shareholders and as discussed in Note B -- Regulatory Compliance and Business Plan, the Savings Bank is reducing deposits by selling the Savings Bank's branch deposits and operations, rate reductions and the early redemption of brokered deposits. The Savings Bank completed the redemption of brokered deposits during 2002. On January 31, 2003, the Savings Bank executed a Branch Sale Agreement to sell its branch office in Chicago, Illinois ("Madison branch") with approximately $8.5 million in deposits on the date of sale. On January 24, 2003, the Savings Bank entered into a separate Branch Purchase and Assumption Agreement to sell its other branch office located in Dolton, Illinois ("Dolton branch") with approximately $20.2 million in deposits on the date of sale. Both contracts included the sale of leasehold improvements and furniture, fixtures and equipment at the locations along with the assumption of the building's lease obligations. The sale of the Madison branch closed March 28, 2003 and the Dolton branch closed April 26, 2003. During March 2003, the Savings Bank recorded a gain on the Madison branch sale of $407,000, including recognition of the deferred gain on the branch building sold in a prior year. The Savings Bank recorded an additional gain of $1.1 million, including recognition of the deferred gain on the branch building, in April 2003 when the Dolton branch sale closed.

In connection with the sale of such branch offices, the Savings Bank filed an application with the OTS for the redesignation of its home and branch office to the River North area of Chicago, Illinois ("Huron"). Such application was approved by the OTS on February 24, 2003. The Huron home office relocation as well as the branch opening was effective April 17, 2003.

NOTE G - BORROWINGS AND JUNIOR SUBORDINATED DEBT

Borrowings totaled $13.4 million and $22.3 million as of March 31, 2003 and December 31, 2002, respectively while Junior Subordinated Debt totaled $17.1 million as of March 31, 2003 and December 31, 2002.

As previously disclosed in the Company's Annual Report to Shareholders and as discussed in Note B -- Regulatory Compliance and Business Plan, the following transactions have taken place during the first quarter 2003.

On March 31, 2003 the Bancorp paid-off a $4.3 million note payable to a third party with the proceeds from cash contributions from the Company's two principal shareholders. The note payable was secured by all the common stock of the Savings Bank. During January and February the Company paid-off a $2.0 million note payable with the proceeds from the sale of an available-for-sale security and capital contributions from the Company's two principal shareholders. On February 28, 2003, the Savings Bank paid-off a $2.8 million Federal Home Loan Bank Advance due April 20, 2003. The Savings Bank incurred a penalty of $17,600 related to this transaction. After these transactions, borrowed money totaled $13.4 million at March 31, 2003 and consisted of the following:

                                                                          Balance
                                                                       March 31, 2003
                                           Maturity                    (In thousands)
                                           --------                    --------------
Advance from Federal Home Loan
 Bank of Chicago                            11/25/06                   $     10,000
Subordinated debentures                     12/08/11                          3,000
Note payable                                 Demand                             295
Margin accounts                             Open line                            80
                                                                       ------------
                                                                       $     13,375

Additionally, during 1998 the Company issued 11% junior subordinated debentures aggregating $17,784,000 to Argo Capital Trust Company (Trust). The Trust issued 11% capital securities with an aggregate liquidation amount of $17,250,000 ($10 per capital security) to third-party investors. The capital securities and cash are the sole assets of the Trust. The junior subordinated debentures are includable as Tier I capital for regulatory capital purposes. The junior subordinated debentures and the capital securities pay dividends and distributions, respectively, on a quarterly basis, which are included in interest expense.

The Trust is a statutory business trust formed under the laws of the State of Delaware and its common stock is wholly owned by the Company. The junior subordinated debentures will mature on November 6, 2028, at which time the capital securities must be redeemed. The junior subordinated debentures and capital securities can be redeemed contemporaneously, in whole or in part, beginning November 6, 2003 at a redemption price of $10 per capital security. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of the occurrence of an Event of Default, as defined. Debt issuance costs totaling $1,913,000 were capitalized related to the debenture offering and are being amortized over the 30-year life of the junior subordinated debentures.

In 2000, Argo Redemption was formed for the purpose of repurchasing a portion of the 11% capital securities. As of March 31, 2003 and December 31, 2002 Argo Redemption held 12,700 shares of the 11% capital securities at a cost basis of $127,000. The 11% capital securities can be resold.

On February 27, 2003 the Company announced its intention to repurchase from time to time in open market as well as privately negotiated transactions shares of the Trust's 11% securities, which trade under the symbol "ATP_P" on the American Stock Exchange. The present authorization does not impose any specific limit on the number of Trust securities which may be repurchased, and is being undertaken in order to reduce debt and debt-like obligations as required by the capital plan as discussed in Note B -- Regulatory Compliance and Business Plan. The continuing payment on the Trust securities is dependent on the Company's continuing ability to make payments on the subordinated debenture it issued to the Trust in connection with the 1998 public offering. In the absence of prior written approval, the Savings Bank is currently precluded from making dividend payments to the Company under mutual agreement with the OTS. Consequently, no assurance can be made that the Company will continue to make dividend payments on the Trust securities. In the event that shares are repurchased and retired, the Company will accelerate the amortization of the debt issuance costs attributable to each security.

NOTE H - EARNINGS (LOSS) PER SHARE

The following table sets forth the components of basic and diluted earnings
(loss) per share. Basic and diluted loss per share are the same for 2003 and 2002, as diluted loss per share would be anti-dilutive.

                                                       Three Months Ended
                                                    -------------------------
                                                            March 31,
                                                    -------------------------
                                                       2003           2002
                                                    ----------     ----------
                                                      Dollar and shares in
                                                           thousands,

                                                      except per share data
Numerator
  Net loss                                           $ (2,201)       $   (561)
                                                    ==========     ==========

Denominator
 Basic loss per share -
  weighted average shares outstanding                    1,759          1,709
 Effect of dilutive stock options outstanding
                                                             -              -
                                                    ----------     ----------
 Diluted loss per share -
  weighted average shares outstanding
                                                         1,759          1,709
                                                    ==========     ==========
Basic loss per share                                 $  (1.25)      $   (0.33)
                                                    ==========     ==========
Diluted loss per share                               $  (1.25)      $   (0.33)
                                                    ==========     ==========

NOTE I - CAPITAL TRANSACTIONS

On March 31, 2003, the Bancorp made a $1.5 million cash contribution to the Savings Bank in order to increase the Savings Bank's capital ratios.

For the period January 1, 2003 to March 31, 2003, the Company received from three of its principal shareholders cash totaling $7,547,000 for 6,065 shares of Series A Preferred Stock ($6,065,000), 118,134 shares of common stock ($446,000) related to the exercise of stock options, and $1,036,000 for available-for-sale securities at the higher of fair market value or amortized cost.

For the period January 1, 2003 to March 31, 2003 the Company recorded in additional paid-in-capital $987,000 related to the assumption of the Company's lease obligation on one of its corporate locations by the Company's two principal shareholders and $357,000 related to the purchase of available-for-sale securities by the Company's two principal shareholders at an amount which exceeded fair value.

For the period April 1, 2003 to May 15, 2003 the Company received from several Directors and a shareholder cash totaling $200,000 for 18,000 shares of Series A Preferred Stock ($180,000) and 4,000 shares of common stock ($20,000) related to the exercise of stock options.

NOTE J - REGULATORY CAPITAL REQUIREMENTS

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital requirements. There are no similar minimum capital requirements for thrift holding companies. The following tables summarize, as of March 31, 2003 and December 31, 2002, the Savings Bank's actual capital amounts and ratios.

As of March 31, 2003 and December 31, 2002, the Savings Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain total risk-based, Tier I risk-based, Tier I leverage, and tangible capital ratios as set forth in the following table.

                                                                                  To Be Well
                                                                               Capitalized Under
                                                       For Capital             Prompt Corrective
                                 Actual           Adequacy      Purpose        Action  Provisions
March 31, 2003             Amount       Ratio      Amount        Ratio         Amount     Ratio
==============             ------       ------     ------        -----         ------     -----
                                               (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Savings Bank            $23,989      16.33%     $11,750       8.00%         $14,688    10.00%
Tier I Capital
(to Risk Weighted Assets)
   Savings Bank            $19,266      13.12%     $ 5,875       4.00%         $ 8,812     6.00%
Tier I Capital
(to Adjusted Assets)
   Savings Bank            $19,266       7.10%     $10,856       4.00%         $13,570     5.00%

                                                                                  To Be Well
                                                                               Capitalized Under
                                                       For Capital             Prompt Corrective
                                 Actual           Adequacy      Purpose        Action  Provisions
December 31, 2002          Amount       Ratio      Amount        Ratio         Amount     Ratio
=================          ------       ------     ------        -----         ------     -----
                                               (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Savings Bank            $24,226      13.61%     $14,245       8.00%         $17,806    10.00%
Tier I Capital
(to Risk Weighted Assets)
   Savings Bank            $19,047      10.70%     $ 7,122       4.00%         $10,684     6.00%
Tier I Capital
(to Adjusted Assets)
   Savings Bank            $19,047       5.76%     $13,227       4.00%         $16,533     5.00%

NOTE K - COMMITMENTS AND CONTINGENCIES

At March 31, 2003, the Savings Bank had funding commitments totaling $8.5 million. These commitments include $5.8 million for unused lines of credit, $878,000 for the unfunded portion of construction loans, and $1.8 million for commitments to originate loans. Commitments to fund loans and lines of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to the Savings Bank's normal credit policies.

On March 31, 2003 the Savings Bank funded early its Community Reinvestment Act
(CRA) investment commitments to the Chicago Equity Fund and Community Investment Corporation of $1.2 million and $216,000, respectively. These commitments were originally to be funded over nine and five years, respectively. The Savings Bank has an investment commitment of $51,000 to be funded over two years for investment in the Kedzie Limited Partnership.

NOTE L - STOCK COMPENSATION

The Company applies APB Opinion No. 25 in accounting for the stock option plans and, accordingly, compensation cost based on the fair value at grant date has not been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been reduced to the pro forma amounts indicated below:

                                                                          2003           2002
                                                                          ----           ----
     Net loss
         As reported                                                 $    (2,201)   $      (561)
         Pro forma                                                        (2,210)          (570)

     Loss per share
         Basic loss per share as reported                            $    (1.25)    $      (.33)
         Pro forma basic loss per share                                   (1.26)           (.33)

         Diluted loss per share as reported                          $    (1.25)    $      (.33)
         Pro forma diluted loss per share                                 (1.26)           (.33)

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, the Company's implementation of new technologies, the Company's ability to develop and maintain secure and reliable electronic systems, accounting principles, policies and guidelines, and limitations imposed on the Savings Bank's operations as a result of the agreed upon enforcement action described in the "Regulatory Compliance" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations." These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission including the Company's Form 10-K for the year ended December 31, 2002.

OVERVIEW

Umbrella Bancorp, Inc. ("Umbrella Bancorp" or "Company") is a unitary savings and loan holding company and is registered as such with the Office of Thrift Supervision ("OTS"), Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). The Company's business activities currently consist of ownership of UmbrellaBank, fsb, ("UmbrellaBank" or "Savings Bank"), and investments in other equity and debt securities. The Company is a Federal Housing Authority ("FHA") approved originator and servicer and an approved Federal National Mortgage Association ("Fannie Mae") servicer.

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

On June 24, 2000, the Company incorporated a wholly owned subsidiary, Argo Redemption Corporation, an Illinois corporation ("ARC"). ARC was chartered to effectuate, from time to time, purchases of the Company's outstanding Capital Securities by tender, in the open market or by private agreement. Acquisitions through the over-the-counter dealer market are anticipated to comprise the majority of purchase activity. As of March 31, 2003, ARC held 12,700 shares of Argo Capital Trust Preferred securities with a cost basis of $127,000.

On February 27, 2003 the Company announced its intention to repurchase from time to time in open market as well as privately negotiated transactions shares of the Trust's 11% securities, which trade under the symbol

"ATP_P" on the American Stock Exchange. The present authorization does not impose any specific limit on the number of Trust securities which may be purchased, and is being undertaken in order to reduce debt and debt-like obligations as required by the capital plan as discussed following in the "Regulatory Compliance" and "Business Plan" sections. The continuing payment on the Trust securities is dependent on the Company's continuing ability to make payments on the subordinated debenture it issued to the Trust in connection with the 1998 public offering. In the absence of prior written approval, the Savings Bank is currently precluded from making dividend payments to the Company under mutual agreement with the OTS. Consequently, no assurance can be made that the Company will continue to make dividend payments on the Trust securities.

UmbrellaBank is a federally chartered savings institution. The Savings Bank operates under the authority of the OTS, its deposits are insured by the FDIC, and it is a member of the Federal Home Loan Bank ("FHLB") System. UmbrellaBank's primary business is the solicitation of savings deposits from the general public, and the purchase or origination of loans secured by one-to-four-family residential and commercial real estate, together with investments in a portfolio of mortgage mutual funds, mortgage backed securities, municipal bonds and other agency securities. UmbrellaBank's retail banking operations have been conducted from two traditional branch facilities, as well through an Internet banking channel operating under the name umbrellabank.com. Effective April 26, 2003 the Savings Bank had one branch facility. At March 31, 2003, umbrellabank.com deposits totaled $208.2 million and represented 90.1% of total Saving Bank deposits of $230.9 million.

Additionally, UmbrellaBank, with its joint venture partner, operates a network of approximately 1,500 ATM machines in 18 states. The Savings Bank generates interest and fee income from a network of regionally deployed ATMs. Deployment activities have been concentrated primarily in the Midwest and Mid-Atlantic regions of the country, with limited expansion in the southeastern United States and west of the Mississippi. Revenues are derived from interchange and surcharge fees, together with income from related leasing and interest on currency used in operations.

During 2003 and in conjunction with its business plan, the Savings Bank intends to originate, purchase and sell fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences. To a lesser extent, the Savings Bank plans to originate real estate secured commercial loans (subject to regulatory approval), home equity loans, and other consumer loans, including consumer credit card facilities through the umbrellabank.com Internet channel.

The Savings Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loan and security portfolios, and the interest paid on deposits and borrowed funds. The Savings Bank's operating results are also affected by provisions for loan losses, loan servicing fees, customer service charges and fees, fees from ATM operations, gains (losses) on the sale of securities, loans and other assets and other income. Operating expenses of the Savings Bank include employee compensation and benefits, equipment and occupancy costs, outsourced servicing expenses, federal deposit insurance premiums, professional fees and other general and administrative expenses. The Savings Bank's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies and actions of regulatory authorities.

During 2002 and continuing into 2003, the implementation of certain initiatives under the business plan have had and are anticipated to continue to have a significant effect on the total assets and lending, investing and retail operations of the Savings Bank and the Company. During 2002, total assets of the Savings Bank decreased $186.6 million from $521.8 million to $335.2 at December 31, 2001 and 2002, respectively. Consolidated assets of the Company decreased $192.7 million from $536.6 million to $343.9 million at December 31, 2001 and 2002, respectively. During the first quarter of 2003, total assets of the Savings Bank decreased $58.4 million from $335.2 million to $276.8 million at December 31, 2002 and March 31, 2003, respectively. Consolidated assets of the Company decreased $59.9 million from $343.9 million to $284.0 million at December 31, 2002 and March 31, 2003, respectively.

REGULATORY COMPLIANCE

As previously disclosed in the Company's 2002 Annual Report to Shareholders, the OTS commenced risk-focused safety and soundness examinations of the Savings Bank and the Bancorp on October 29, 2001 and November 14, 2001, respectively. Each OTS Report of Examination ("ROE"), which was primarily based on financial information as of September 30, 2001, was transmitted to the Savings Bank and Bancorp, respectively, in March 2002.

The November 14, 2001 Holding Company Report of Examination ("Bancorp ROE") was not limited to any one area, but focused on the risk factors of Transactions with Affiliates, Funds Distribution, Financial Effect and Management Quality. During the course of the OTS examination, the Bancorp addressed the specific regulatory violations identified, and developed and implemented policies and procedures to ensure future regulatory compliance. The OTS commented in the Bancorp ROE on the Bancorp's level of operating losses, debt service requirements and capital position. As a result of the findings contained in the Bancorp ROE, the Bancorp was required to provide OTS with a quarterly financial cash flow projection report and quarterly monitoring reports. The Bancorp was also required to take actions to ensure future regulatory compliance, and take actions sufficient to ensure safe and sound operations. In addition, the Bancorp was placed under various operating restrictions, including a requirement that the Bancorp file notice with the OTS prior to adding or replacing a director or hiring a senior executive officer. The Bancorp was also restricted in making "golden parachute" payments to any institution-affiliated party unless authorized by regulation. The Bancorp has been, and is currently in compliance with the requirements set forth by the OTS, as a result of the findings contained in the Bancorp ROE.

The October 29, 2001, Report of Examination of the Savings Bank ("Savings Bank ROE") focused on Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to Market Risk. The OTS identified various regulatory deficiencies resulting, in part, in supervisory imposed operating restrictions on growth and lending activities, as well as restrictions on capital distributions, contracts, "golden parachute" payments and changes in senior executive positions. In addition, the Savings Bank was required to provide reports to the OTS detailing corrective actions taken, identification of policies and procedures adopted and implemented to remedy areas of criticism and ensure future regulatory compliance. Management and the Board of Directors responded to the Savings Bank ROE, and provided OTS with either assurance of compliance with the material exceptions noted in the Savings Bank ROE or the current status of efforts to correct matters requiring on-going remediation.

Upon completion of the November 14, 2001 Bancorp ROE and October 29, 2001 Savings Bank ROE, management officials and the Boards of Directors of both the Bancorp and the Savings Bank engaged in active discussions with the OTS to develop a mutually agreeable business framework designed to strengthen the regulatory foundation of the Bancorp and the Savings Bank. As a result, in the spirit of regulatory cooperation, the Boards of Directors of both the Bancorp and the Savings Bank, without admitting or denying that such grounds exist, or the accuracy of the OTS findings, opinions and/or conclusions, separately agreed to enforcement actions that became effective on August 16, 2002.

The provisions of the enforcement action between the Bancorp and OTS established, in principal part, that the Bancorp provide the OTS with a plan for raising additional common equity capital and restructuring outstanding debt at the Bancorp, recognizing that economic and market conditions are outside of the control of the Bancorp. In addition to the operating restrictions previously placed on the Bancorp by the OTS, pursuant to the November 14, 2001 Bancorp ROE, the agreed upon action required the Bancorp to provide the OTS with quarterly cash flow projections for the purpose of identifying the Bancorp's sources and uses of funds for the remainder of fiscal 2002, fiscal 2003 and fiscal 2004. The subject enforcement action also provides that the Bancorp ensure that all transactions with affiliates comply with applicable statutory and regulatory requirements and that the Bancorp maintain documentation sufficient to evidence such compliance. To date, the Bancorp is in full material compliance with the provisions of the agreed upon enforcement action.

The agreed upon language in the enforcement action between the Savings Bank and the OTS provided, in principal part, for the establishment of a plan addressing the level of the Savings Bank's fixed assets, as well as the adoption and implementation of a capital plan for the establishment and maintenance of acceptable capital levels. On March 24, 2003, the Savings Bank submitted to the OTS a revised business plan which replaces the Savings Bank's previously filed business plan, capital plan and staffing plan. The revised business plan details the Savings Bank's overall operating strategies, in light of current economic conditions, and the intent of the Board of Directors to reformulate and reduce the Savings Bank's overall asset size. The agreed upon language of the enforcement action also (without prior written approval of the OTS): prohibits any increase in the Savings Bank's total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter; and prohibits the purchase or origination of new loans other than single-family residential mortgage loans, credit card loans and over draft lines of credit. The Board of Directors has already taken action to alleviate many of the issues raised by the OTS and has formalized plans, policies and procedures concerning the Savings Bank's internal audit function, overall lending programs, including loan administration, and refined its Allowance for Loan and Lease Losses ("ALLL") policy and practices. In addition to the operating restrictions previously imposed on the Savings Bank, as a result of the findings contained in the Savings Bank ROE, the Savings Bank has developed and implemented policies and procedures to: (i) ensure compliance with its loans to one borrower limitation; (ii) address its classified assets; (iii) monitor its interest rate risk; and (iv) ensure continued accurate thrift financial reports. Furthermore, the Savings Bank has agreed not to accept, renew or roll over any brokered deposits without the prior consent of the OTS. Beginning no later than fourth quarter 2001, management of the Savings Bank had already initiated a plan not to renew maturing brokered deposits. Additionally, the agreed upon action provides for an independent loan review of the Saving Bank's construction, commercial real estate, commercial, direct lease financing and broker purchase/repurchase lending programs. Such independent loan review is in its final stages. Of additional note, the Savings Bank will continue to utilize its Board of Directors Joint Oversight Committee for the purpose of reviewing and approving new lending and investment initiatives. To date, the Savings Bank is in full material compliance with the provisions of the agreed upon enforcement action. In addition, selected provisions of the mutually agreed upon enforcement action have been modified, or activities approved, by the OTS at the express request of the Savings Bank.

On May 20, 2002, the OTS and FDIC began a joint Field Visit examination in preparation for a joint risk-focused examination of the Savings Bank. According to the OTS/FDIC regulators, the purpose of the Field Visit was, in part, to obtain an initial assessment of the asset quality and capital levels of the Savings Bank to determine the effectiveness of corrective actions taken by the Board of Directors and management since the issuance of the Savings Bank ROE, and establish the scope for the full joint risk-focused examination of the Savings Bank and the Bancorp, each of which commenced on July 1, 2002.

The OTS and FDIC initiated a risk-focused examination of the Savings Bank on July 1, 2002 focusing on the examination components of capital, assets, management, earnings, liquidity and sensitivity to interest rate risk, and represented a continuation of the previous Field Visit. During the course of the examination, representatives of the Savings Bank, as well as members of the Board of Directors, met regularly and informally with representatives of both the OTS and FDIC to address issues, provide informational updates and enhance the existing avenues of communication that had been previously established. During the course of the examination, on September 17, 2002, the OTS issued a letter to the Savings Bank requiring, in part, the Savings Bank to i) establish position and loss limits for its available-for-sale investment portfolio; ii) reduce its borrowings under reverse repurchase agreements and margin debt to $0 and discontinue their use other than the permitted use of reverse repurchase agreements up to $10 million for liquidity purposes; iii) reduce its investment in a pass through investment mutual fund to a predetermined percentage; iv) suspend its trading portfolio; and v) revise its Investment Policy accordingly. Also during the examination, the OTS and FDIC, in part, raised and discussed with management concerns over the Savings Bank's staffing levels, overall level of expenses, long-term earnings potential and the effect of earnings on the Savings Bank's long-term capital position. Any issues identified by the OTS and FDIC examiners during the course of the July 1, 2002 examination were addressed, and appropriate action was taken by the Savings Bank, or is currently being taken by the Savings Bank's management in consultation with the OTS. The July 1, 2002 examination of the Savings Bank culminated in a routine exit meeting with representatives from the Savings Bank, OTS and FDIC.

Also on July 1, 2002, the OTS commenced a risk-focused examination of the Bancorp, focusing primarily of the Bancorp's financial condition and represented a continuation of the previous Field Visit. As with the Savings Bank examination, members of the Bancorp's management team, as well as members of the Board of Directors, met regularly and informally with representatives of the OTS to address issues, provide informational updates and enhance the existing avenues of communication previously established. During the examination, the OTS discussed its concerns with management regarding issues including, but not limited to, earnings, its leverage position, investment strategies, liquidity and capital. Any issues raised by OTS during the examination were addressed during the examination by management and continue to be of primary focus by the Board of Directors. The July 1, 2002 examination culminated in a routine exit meeting with representatives from the Bancorp and OTS, as well as representatives from the FDIC.

As part of the continuing regulatory spirit of cooperation and the mutual desire for future success, both the Bancorp and the Savings Bank are providing reports to, and consulting with, the OTS on all matters addressed under the agreed upon enforcement actions and issues raised during the aforementioned examinations.

BUSINESS PLAN

During November 2002, the Board of Directors of the Bancorp and Savings Bank approved plans for increasing capital levels at both the Bancorp and Savings Bank as well as a business plan at the Savings Bank level which outlined the future operating strategies of the Savings Bank to achieve the targeted capital levels along with providing the framework for achieving profitability. The plans were delivered to the OTS for their review and approval. To achieve the targeted capital levels and profitability levels the business plan of the Savings Bank highlighted the following actions; (1) reduction of total assets to $250 million by March 31, 2003, to be achieved through the reduction of deposits by the selling of the Savings Bank's branch deposits and operations, rate reductions and the early redemption of brokered deposits with corresponding decreases in loans and investments; (2) the elimination of certain lending programs; (3) a restructuring of the Savings Bank's statement of financial condition to achieve the desired mix of interest earning assets and interest bearing liabilities; (4) staff and management reductions; (5) consolidation of personnel into one facility to achieve overhead reductions and economies of scale; (6) reductions in general and administrative expenses; and (7) capital infusions from the Bancorp. The increase in capital levels at the Bancorp is to be achieved through capital infusions from current principal shareholders and potential third party investors.

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

FINANCIAL CONDITION

Total assets decreased by $59.9 million to $284.0 million at March 31, 2003, from $343.9 million at December 31, 2002. Proceeds from the sale of securities available-for-sale and principal repayments on loans receivable as well as proceeds from loan sales were used to fund the $51.1 million decrease in deposits, consisting of $8.5 million related to the sale of the Madison branch and a decline in other deposit accounts as the Company executes its business plan as discussed previously. Borrowed money also decreased by $8.9 million at March 31, 2003, as compared to December 31, 2002, which was funded by the proceeds of available for sale securities and contributions from the Company's two principal shareholders.

Interest-earning deposits decreased $23.4 million during the three months ended March 31, 2003 to $46.4 million due to a $10.3 million decrease in ATM cash and a $13.1 million decrease in other interest earning deposits. Interest-earning deposits at March 31, 2003 includes $16.9 million of ATM cash, on which the Savings Bank earns a return of 200 basis points over the overnight FHLB rate, and $29.5 million of other interest earning deposits with an annualized yield of 1.55% at March 31, 2003.

Securities available-for-sale decreased by $15.6 million to $90.0 million at March 31, 2003 from $105.6 million at December 31, 2002, as the Company utilized the proceeds of sales of such securities to fund deposit and debt reductions discussed below.

Loans held for sale decreased $3.0 million to $17.4 million at March 31, 2003 from $20.4 million at December 31, 2002. The decrease is primarily due to the bulk sale of $2.0 million of one-to-four-family mortgage loans and pay-downs of approximately $900,000 related to commercial and commercial real estate loans previously identified as held for sale. As of March 31, 2003, loans held for sale consisted of recently originated one-to-four family mortgage loans totaling $550,000 and $16.8 million of commercial and commercial real estate loans which the Company has identified as held for sale in conjunction with the Company's business plan as described previously in Business Plan section. Based on the bid prices received, anticipated gains on these sales are not expected to be significant to future operations. As discussed in Note E -- Loans Held for Sale, the termination of the purchase repurchase loan program was completed in January 2003 with the final pay-off of the $647,000 of loans outstanding under the purchase repurchase program as of December 31, 2002.

Net loans receivable decreased by $15.7 million to $80.3 million at March 31, 2003, from $96.0 million at December 31, 2002, as the funds received from loan repayments were utilized to fund the deposit and debt reductions discussed below.

As of March 31, 2003 and December 31, 2002, premises and equipment held for sale totaled $5.0 million and $5.4 million, respectively. During June 2002, the Savings Bank classified its investment in an office building as held for sale and, as such, it is being carried at the lower of cost or fair value. This building was purchased in April 2001 as a branch location for the Savings Bank. As of March 31, 2003, the net book value of this office building was $4.6 million. During the three month period ended March 31, 2003, occupancy and equipment expense was reduced by approximately $109,000 related to rental income from the building and included approximately $68,000 of expenses from the building. In addition, as of March 31, 2003 and December 31, 2002, the Savings Bank classified $415,000 and $835,000 of land, leasehold improvements, furniture fixtures and equipment located in its branch and corporate office locations as held for sale. During the first quarter 2003, the Savings Bank sold $420,000 of leasehold improvements and furniture fixtures and equipment related to the sale of one of its branch locations as discussed more fully following and the consolidation the Company's corporate locations as discussed below. The sales occurred at net book value.

On March 31, 2003, the two principal shareholders of the Company entered into an agreement with the Company and third party owner of one of the Company's corporate locations to assume the obligation under this lease. The transfer of the lease obligations to the principal shareholders allowed the Company to reverse the deferred gain and record additional paid-in capital in the amount of $987,000 related to this corporate location as of March 31, 2003. In conjunction with this lease assumption the two principal shareholders purchased approximately $200,000 of leasehold improvements at this corporate location which was funded by a loan from the Savings Bank secured by common stock of an unrelated entity. The fair value of the leasehold improvements approximated the net book value and the terms of the loan were consistent with the Savings Bank's commercial secured loan terms.

The March 31, 2003 balance of land, leasehold improvements, furniture, fixtures and equipment held for sale relate to the branch sold during April 2003 and the further consolidation of the Company's corporate locations.

The Company currently anticipates that new tenants for its corporate locations would also acquire the land, leasehold improvements, furniture and fixtures at these locations. Accordingly, the Company has recorded no impairment charges for these assets as of March 31, 2003.

Premises and equipment decreased by $1.8 million to $11.7 million at March 31, 2003 from $13.5 million at December 31, 2002. During the first quarter 2003, the Savings Bank entered into and closed on the sale of $1.1 million of ATMs which were removed from the locations of a retailer who declared bankruptcy. The ATM's were sold at net book value to the Saving Bank's joint venture partner in its ATM network. Net depreciation expense reflected in the statement of operations is $294,000, which reflects gross depreciation of $825,000 less $531,000 reimbursed to the Company through its ATM partnership activities.

As of March 31, 2003 and December 31, 2002 deferred tax assets totaled $10.5 million and $9.7 million, respectively. Included in these balances are $85,000 and $95,000 related to securities available-for-sale at March 31, 2003 and December 31, 2002, respectively. The remaining deferred tax asset primarily consists of the tax effects of bad debt deductions, partnership interests, Federal Home Loan Bank stock dividends, the remaining deferred gain on a prior sale of a branch facility, and federal and state net operating loss carry-forwards. Based on management's projections of future taxable income, no valuation allowance is recorded against the deferred tax asset.

Prepaid expenses and other assets decreased by $1.1 million to $7.6 million at March 31, 2003 from $8.7 million at December 31, 2002. This decrease was primarily the result of the receipt in January 2003 of $800,000 related to the settlement of certain investment transactions and a general decrease in accounts receivable as the Company received or settled disputed amounts with vendors during the first quarter 2003. Included in prepaid expenses and other assets at March 31, 2003 and December 31, 2002 is $2.7 million related to tax refunds due from the Internal Revenue Service and Illinois Department of Revenue for previously filed tax returns and amounts previously paid on prior tax returns that were claimed when the December 31, 2001 tax returns were filed and will be claimed when the December 31, 2002 tax returns are filed.

Deposits decreased $51.1 million to $230.9 million at March 31, 2003, from $282.0 million at December 31, 2002. As previously disclosed in the Company's Annual Report to Shareholders and as discussed in the previous Business Plan section the Savings Bank is reducing deposits by selling the Savings Bank's branch deposits and operations, rate reductions and the early redemption of brokered deposits. The Savings Bank completed the redemption of brokered deposits during 2002. On January 31, 2003, the Savings Bank executed a Branch Sale Agreement to sell its branch office in Chicago, Illinois ("Madison branch") with approximately $8.5 million in deposits on the date of sale. On January 24, 2003, the Savings Bank entered into a separate Branch Purchase and Assumption Agreement to sell its other branch office located in Dolton, Illinois ("Dolton branch") with approximately $20.2 million in deposits on the date of sale. Both contracts included the sale of leasehold improvements and furniture, fixtures and equipment at the locations along with the assumption of the building's lease obligations. The sale of the Madison branch closed March 28, 2003 and the Dolton branch closed April 26, 2003. During March 2003, the Savings Bank recorded a gain on the Madison branch sale of $407,000, including recognition of the deferred gain on the branch building sold in a prior year. The Savings Bank recorded an additional gain of $1.1 million, including recognition of the deferred gain on the branch building, in April 2003 when the Dolton branch sale closed.

In connection with the sale of such branch offices, the Savings Bank filed an application with the OTS for the redesignation of its home and branch office to the River North area of Chicago, Illinois ("Huron"). Such application was approved by the OTS on February 24, 2003. The Huron home office relocation as well as the branch opening was effective April 17, 2003.

Borrowings decreased by $8.9 million to $13.4 million at March 31, 2003, from $22.3 million at December 31, 2002. As previously disclosed in the Company's Annual Report to Shareholders and in conjunction with the

Company's business plan the following transactions have taken place during the first quarter 2003. On March 31, 2003 the Bancorp paid-off a $4.3 million note payable to a third party with the proceeds from cash contributions from the Company's two principal shareholders. The note payable was secured by all the common stock of the Savings Bank. During January and February the Company paid-off a $2.0 million note payable with the proceeds from the sale of an available-for-sale security and capital contributions from the Company's two principal shareholders. On February 28, 2003, the Savings Bank paid-off a $2.8 million Federal Home Loan Bank Advance due April 20, 2003. The Savings Bank incurred a penalty of $17,600 related to this transaction.

Other liabilities decreased $4.3 million to $1.3 million at March 31, 2003 from $5.6 million at December 31, 2002. The decrease is primarily attributable to 1) the Savings Bank funding early its Community Reinvestment Act (CRA) investment commitments to the Chicago Equity Fund and Community Investment Corporation of $1.2 million and $216,000, respectively; 2) a $852,000 decrease in deferred gain on prior facility sales due to the assumption of the Madison branch lease by the purchaser of the Madison branch and the assumption by the Company's two principal shareholders of one of the Company's corporate locations lease; 3) a $100,000 decrease in real estate taxes payable due to the transactions described in 2) above and 4) a $1.7 million decrease in accounts payable principally related to the $1.4 million included in accounts payable at December 31, 2002 related to remittances received on loans sold during December 2002 which were remitted to the purchaser of the loans in 2003 and the Company's concerted effort to reduce liabilities at March 31, 2003 in accordance with the business plan.

Stockholders' equity increased $5.7 million to $13.9 million at March 31, 2003 from $8.2 million at December 31, 2002 primarily as a result of 1) the Company receiving from three of its principal shareholders cash totaling $6,511,000 for 6,065 shares of Series A Preferred Stock ($6,065,000) and 118,134 shares of common stock ($446,000) related to the exercise of stock options; 2) the recording of $987,000 in additional paid-in-capital related to the assumption of the Company's lease obligation on one of its corporate locations by the Company's two principal shareholders; and 3) the recording of $357,000 in additional paid-in-capital related to the purchase of available-for-sale securities by the Company's two principal shareholders at an amount which exceeded fair value. These increases to stockholders' equity were partially offset by the recording of a net loss of $2,201,000 for the three months ended March 31, 2003.

For the period April 1, 2003 to May 15, 2003 the Company received from several Directors and a shareholder cash totaling $200,000 for 18,000 shares of Series A Preferred Stock ($180,000) and 4,000 shares of common stock ($20,000) related to the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, proceeds from principal and interest payments on the loan and securities available-for-sale portfolios, custodial deposit accounts related to loans serviced for others, borrowed money; FHLB advances; and loan and security sales. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on operating, financing, and investing activities during any given period. Cash and interest-earning deposits totaled $49.4 million at March 31, 2003. The Company has adequate alternative funding sources if short-term liquidity needs arise.

Legislation repealed the OTS minimum liquidity ratio requirements. OTS regulations now require the Savings Bank to maintain sufficient liquidity to ensure the Savings Bank's safe and sound operation.

Liquidity management for the Savings Bank is both a daily and long-term function of the Savings Bank's senior management. Management meets regularly to monitor interest rates, current and projected commitments to originate/purchase/sell loans and the likelihood of funding such commitments, monitor deposit flows and projected cash flows. Excess funds are generally invested in short-term investments. Cash flow projections are updated regularly to assure necessary liquidity.

At March 31, 2003, the Savings Bank's capital exceeded all capital requirements of the OTS. The Savings Bank's Tier I capital to adjusted assets, Tier I capital to risk-weighted assets, and risk-based capital ratios were 7.10%, 13.12%, and 16.33%, respectively.

On March 31, 2003 the Bancorp paid-off a $4.3 million note payable to a third party with the proceeds from cash contributions from the Company's two principal shareholders. The note payable was secured by all the common stock of the Savings Bank. During January and February the Company paid-off a $2.0 million note payable with the proceeds from the sale of an available-for-sale security and capital contributions from the Company's two principal shareholders. On February 28, 2003, the Savings Bank paid-off a $2.8 million Federal Home Loan Bank Advance due April 20, 2003. The Savings Bank incurred a penalty of $17,600 related to this transaction.

On March 31, 2003, the Bancorp made a $1.5 million cash contribution the Savings Bank in order to increase the Savings Bank's capital ratios.

For the period January 1, 2003 to March 31, 2003, the Company received from three of its principal shareholders cash totaling $7,547,000 for 6,065 shares of Series A Preferred Stock ($6,065,000), 118,134 shares of common stock ($446,000) related to the exercise of stock options, and $1,036,000 for available-for-sale securities at the higher of fair market value or amortized cost.

For the period April 1, 2003 to May 15, 2003 the Company received from several Directors and a shareholder cash totaling $200,000 for 18,000 shares of Series A Preferred Stock ($180,000) and 4,000 shares of common stock ($20,000) related to the exercise of stock options.

At March 31, 2003 the Savings Bank had funding commitments totaling $8.5 million. These commitments include $5.8 million for unused lines of credit, $878,000 for the unfunded portion of construction loans, and $1.8 million for commitments to originate loans. Commitments to fund loans and lines of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to the Savings Bank's normal credit policies.

On March 31, 2003 the Savings Bank funded early its CRA investment commitments to the Chicago Equity Fund and Community Investment Corporation of $1.2 million and $216,000, respectively. These commitments were originally to be funded over nine and five years, respectively. The Savings Bank has an investment commitment of $51,000 to be funded over two years for investment in the Kedzie Limited Partnership.

ASSET QUALITY

The Bancorp and the Savings Bank regularly review assets to determine proper valuation. The allowance for loan losses is maintained at a level determined to be adequate by management to absorb probable incurred credit losses. Determination of an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. Primary considerations in this evaluation are prior loan loss experience, the character and mix of the loan portfolio, adverse situations which may affect a borrower's ability to repay, size of the loan portfolio, peer group information, business and economic conditions and management's estimate of probable incurred losses. While management uses all available information, including the monitoring of the economic conditions in the geographic regions in which the loan portfolio is located, future additions to the allowance may be necessary based on estimates that are susceptible to significant revision as a result of changes in economic conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review UmbrellaBank's allowance for loan losses. Such agencies may require UmbrellaBank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The Company's consolidated allowance for loan losses at March 31, 2003 was $3.5 million as compared to $4.1 million at December 31, 2002. The allowance for loan losses as a percentage of consolidated nonperforming loans was 25.5% and 19.9% at March 31, 2003 and December 31, 2002, respectively. The decline in the allowance for loan loss is primarily related to charge-offs during the first quarter 2003.

At March 31, 2003, the Savings Bank had fifty (50) properties, totaling $4.0 million classified as foreclosed real estate, as compared to fifty (52) properties totaling $2.4 million at December 31, 2002. As of March 31, 2003, thirteen (13) of the properties totaling $1.3 million were related to the Savings Bank's purchase of a distressed loan portfolio during 2002. The portfolio was purchased at a substantial discount with one portion of the exit strategy being converting the properties to foreclosed real estate and realizing a return on the ultimate sale. Based on this strategy it is likely that the Savings Bank's investment in foreclosed real estate will increase in future. The underlying properties at March 31, 2003 consisted primarily of single-family residences and included one significant undeveloped land parcel. The foreclosed real estate has been written down to estimated fair value at March 31, 2003.

The Savings Bank's total amount of loans receivable ninety (90) days or more past due at March 31, 2003, was $13.2 million or 13.11% of gross loans receivable compared to $19.9 million or 16.65% of gross loans receivable at December 31, 2002. The $6.7 million decrease was due to the pay-off of certain commercial loans previously delinquent, the transfer of loans to foreclosed real estate and a general improvement in previously delinquent one-to-four family mortgages. Loans ninety (90) days or more past due are primarily secured by one-to-four family residences and, for commercial loans, single and multi-family unit residential property and commercial business assets. During 2003, management anticipates the nonaccrual loans will be sold or transferred to foreclosed real estate for their ultimate disposition.

Total non-performing assets, including discounted loans receivable, were $17.2 million or 6.1% of total assets compared to $22.3 million or 6.5% of total assets at December 31, 2002.

Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2003. A slow down in economic activity beginning in 2002 severely impacted several major industries, as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the recent volatility in equity prices. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Savings Bank could experience increases in problem assets, delinquencies and losses on loans.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002.

GENERAL

Net loss for the three months ended March 31, 2003 was $2.2 million or ($1.25) per diluted share as compared to net loss of $561,000 or ($.33) per diluted share for the corresponding period in 2002. The $1.6 million increase in net loss was primarily related to the $1.4 million decline in net interest income and a $520,000 reduced tax benefit due to the accounting for certain transactions. Both items are discussed below.

INTEREST INCOME

Interest income for the three months ended March 31, 2003 totaled $3.3 million, as compared to $7.9 million for the comparable 2002 period. The $4.6 million decrease was primarily the result of a 149 basis point decrease in the tax equivalent yield on earning assets to 4.91% from 6.40%. Earning asset yields have declined as a result of re-pricing Prime rate based loans with each change in the Prime lending rate, as well as a result of the Company's affirmative actions to reduce the amount of assets of the Savings Bank and Bancorp. In addition, the increase in nonperforming assets during the first quarter 2003 as compared to the first quarter 2002 had a negative impact on interest income. The average yield on earning assets was 4.85% at the Savings Bank and 13.34% at the Bancorp, with a consolidated Company average yield of 4.91% for the three months ended March 31, 2003.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2002, totaled $2.8 million as compared to $6.0 million for the comparable 2002 period. The $3.2 million decrease was primarily the result of a 82 basis point decline in the average cost of interest-bearing liabilities to 3.79% for the three months ended March 31, 2003 as compared to 4.61% for the same period last year as well as a $213.6 million decrease in deposit accounts as of March 31, 2003 as compared to March 31, 2002. The average cost of interest-bearing liabilities was 3.24% at the Savings Bank and 10.57% at the Bancorp, with a consolidated Company average cost of 3.79% for the three months ended March 31, 2003.

Interest-bearing liabilities include $17.1 million of 11.0% junior subordinated debt, which the Bancorp issued in November, 1998. Interest-bearing liabilities also include $3.0 million of subordinated debentures issued by the Savings Bank in November 2001 with an annualized cost of 5.78% for the three months ended March 31, 2003.

NET INTEREST INCOME

Net interest income for the three months ended March 31, 2003 totaled $503,000 as compared to $1.9 million for the comparable 2002 period. The $1.4 million decrease was primarily due to a 67 basis point decrease in the net interest spread to 1.12% as compared to 1.79%. The net interest spread has decreased as earning asset yields have declined as a result of re-pricing Prime rate based loans with each change in the Prime lending rate, as well as a result of the Company's affirmative actions to reduce the amount of assets of the Savings Bank and Bancorp. In addition, the increase in nonperforming assets during the first quarter 2003 as compared to the first quarter 2002 had a negative impact on net interest spread. The net interest spread was 1.61% at the Savings Bank and 2.77% at the Bancorp, with a consolidated Company net interest spread of 1.12%.

PROVISION FOR LOAN AND LEASE LOSSES

The Company did not record a provision for loan and lease losses during the three months ended March 31, 2003 as compared to $35,000 during the comparable period in 2002. As discussed in the Company's 2002 Annual Report to Shareholders, subsequent to March 31, 2002 the Company recorded a provision for loan and lease losses of $9.8 million and net charge-offs of $8.6 million. As disclosed previously in the Asset Quality section the Company's allowance for loan and lease losses at March 31, 2003 was $3.5 million or 25.5% of nonperforming loans. Based on the level of allowance for loan losses as compared to nonperforming loans the Company did not deem any provision for loan and lease losses necessary in the first quarter 2003.

NON-INTEREST INCOME

Non-interest income (expense) decreased by $70,000 to ($76,000) of expense for the three months ended March 31, 2003, as compared to expense of ($146,000) for the three months ended March 31, 2002. The decline in expense was principally the result of a $407,000 gain on sale of the Madison branch operations; a $225,000 gain on a sale of an investment by the Savings Bank subsidiary; a $43,000 gain on sale of loans and a $259,000 decrease in loss on the sale of available-for-sale securities. These items were offset by a $112,000 increase in the loss on sale of REO assets; a $508,000 decline in trading account profits due to the elimination of trading account activities as discussed in the Regulatory Compliance section; a $172,000 decline in loan servicing income mainly due to the amortization of purchased mortgage servicing rights.

NON-INTEREST EXPENSE

Non-interest expense increased by $200,000 to $3.4 million for the three months ended March 31, 2003 from $3.2 million for the same period last year. The overall increase in operating expenses was primarily the result a $136,000 increase in federal deposit insurance premiums; a $102,000 increase in costs related to the sale of the Madison and Dolton branches, as well as the administrative relocation to Huron (moving, repairs and maintenance, and network communication); a $69,000 increase in other general insurance premiums; a $85,000 increase in data processing de-conversion fees and contract fees due to branch sales; a $46,000 increase in legal fees resulting from the Bancorp ROE and Savings Bank ROE discussed in the preceding Regulatory Compliance section. These items were partially offset by a $67,000 reduction in deposit, loan and internet support service fees due to reduction of deposit levels and new loan originations; a net $53,000 favorable ATM over/short adjustments; a $40,000 reduction in consulting fees and a $84,000 reduction in brokered commissions and promotion / publicity expenses.

INCOME TAX EXPENSE

The Company recorded a tax benefit of $797,000 for the three months ended March 31, 2003 compared to a tax benefit of $949,000 for the same period last year. The 2003 benefit is based on a tax rate of approximately 39% calculated on the pre-tax loss of $3.0 million, plus tax benefits derived from tax-exempt municipal securities and tax-exempt charter school loans, plus utilization of affordable housing tax credits. In addition, the Company's tax benefit, as well as its deferred tax asset, was reduced by $520,000 related to the lease assumption and purchase of available-for-sale security transactions between the Company and its two principal shareholders as previously discussed.

Management's analysis of the deferred tax asset at March 31, 2003 is discussed in the preceding Financial Condition section.

ACCOUNTING DEVELOPMENTS

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period incurred. The adoption of this statement did not have a material affect on the financial position and operations of the Company.

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

Interest rate sensitivity analysis is used to measure the Savings Bank's interest rate risk by calculating the estimated change in the NPV of its cash flows from interest sensitive assets and liabilities, as well as certain off-balance-sheet items, in the event of a series of sudden and sustained changes in interest rates ranging from 100 to 300 basis points. Management assumes that a 200 basis point movement up or down is considered reasonable and plausible for purposes of managing its interest-rate risk on a day-to-day basis. NPV is the market value of portfolio equity and is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance-sheet items. The following table presents the Saving Bank's projected change in NPV for the various rate shocks as of December 31, 2002 which is the most recent available.

                                                                                         Estimated Increase
                                                                                          (Decrease) in NPV
       Change in                                                     Estimated            -----------------
     Interest Rate                                                      NPV            Amount         Percent
     -------------                                                      ---            ------         -------
                                                                              (Dollars in thousands)
300 basis point rise                                             $    24,780       $    (4,282)        (15)%
200 basis point rise                                                  26,252            (2,810)        (10)
100 basis point rise                                                  27,794            (1,268)         (4)
Base scenario                                                         29,062               ---         ---
100 basis point decline                                               30,188             1,126           4

Due to the level of interest rates at December 31, 2002, the Company is not able to model an additional 200 or 300 basis point decrease in rates.

The NPV is calculated by the Savings Bank using guidelines established by the OTS related to interest rates, loan prepayment rates, deposit decay rates, and market values of certain assets under the various interest rate scenarios. These assumptions should not be relied upon as indicative of actual results due to the inherent shortcomings of the NPV analysis. These shortcomings include: (i) the possibility that actual market conditions could vary from the assumptions used in the computation of NPV; (ii) certain assets, including adjustable-rate loans, have features which affect the potential repricing of such instruments, which may vary from the assumptions used; and (iii) the likelihood that as interest rates are changing, the Investment Committee would likely be changing strategies to limit the indicated changes in NPV as part of its management process. In addition, as the Company executes its business plan to reduce assets and liabilities and restructure its balance sheet the Company could experience significant changes in NPV at various points in time during 2003 and the Investment Committee would likely be changing strategies to address these changes.

The Savings Bank does not use derivative instruments to control interest rate risk. In addition, interest rate risk is the most significant market risk affecting the Savings Bank. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities and operations.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-

14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could have a significant adverse effect on these controls subsequent to the date the Company carried out its evaluation.

Management's responsibility related to establishing and maintaining effective disclosure controls and procedures includes maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting policies generally accepted in the United States of America and produce reports submitted under the Exchange Act which are in accordance with the SEC's rules and forms. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Exhibit 99.2 Certificate of Chief Financial Officer


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

B. Reports of Form 8-K

                  A report on Form 8-K was filed on February 3, 2003 relating to the Company's announcement of loan sales and its entering into sale agreements related to its two retail branches.

                  A report on Form 8-K was filed on February 27, 2003 relating to the Company's intention to repurchase Trust Preferred securities of its subsidiary trust.

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


                                      UMBRELLA BANCORP, INC.




Date:   May 16, 2003                  /S/ John G. Yedinak
     -------------------------        ------------------------------------------
                                      John G. Yedinak, Chairman, President and
                                      Chief Executive Officer


Date:   May 16, 2003                  /S/ Frank J. Shinnick
     -------------------------        ------------------------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May 16, 2003                  /S/ John G. Yedinak
     ----------------------           ------------------------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May 16, 2003                  /S/ Frank J. Shinnick
     ----------------------           ------------------------------------------
                                         Frank J. Shinnick, Chief Financial
                                         Officer