Form 10-Q
period 2003-06-30
UMBRELLA BANCORP INC
filed 2003-08-14
CIK 883502

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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
    Yes   X         No
        -----          -----

Indicate by checkmark whether the Registrant is an accelerated filer (as defined
in Rule 12b-2 of the Act)     Yes   X         No
                                  -----          -----



The Registrant had 1,818,388 shares outstanding as of August 14, 2003.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                               -----     -----

================================================================================

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 2003

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                           PAGE NO.
                                                                                                         --------
Item 1            Financial Statements

                  Unaudited Consolidated Statements of Financial Condition
                  as of June 30, 2003 and December 31, 2002 ............................                      3

                  Unaudited Consolidated Statements of Operations for the Three
                  And Six Months Ended June 30, 2003 and 2002...........................                      4

                  Unaudited Consolidated Statements of Comprehensive Income
                  for the Three and Six Months Ended June 30, 2003 and 2002 ............                      5

                  Unaudited Consolidated Statements of Stockholders' Equity
                  for the Six Months Ended June 30, 2003 and 2002.......................                      6

                  Unaudited Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2003 and 2002...................................                      7

                  Notes to Unaudited Consolidated Financial Statements .................                      8

Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ............................................                     16

Item 3            Quantitative and Qualitative Disclosures about Market Risk............                     28

Item 4            Controls and Procedures...............................................                     29

PART II - OTHER INFORMATION

Item 1            Legal Proceedings ....................................................                     30

Item 2            Changes in Securities ................................................                     30

Item 3            Default Upon Senior Securities .......................................                     30

Item 4            Submission of Matters to a Vote of Security Holders ..................                     30

Item 5            Other Information ....................................................                     31

Item 6            Exhibits and Reports on Form 8-K .....................................                     31

Form 10-Q         Signature Page .......................................................                     32

                  Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of
                  2002..................................................................


PART 1 - FINANCIAL INFORMATION



                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)


                                                               June 30,       December 31,
ASSETS                                                           2003             2002
                                                               ---------      -----------
Cash                                                           $   2,983      $   2,089
Interest-earning deposits                                         26,939         69,811
                                                               ---------      ---------
   Total Cash & Cash Equivalents                                  29,922         71,900

Securities available-for-sale                                     67,032        105,613
Securities held-to-maturity                                            -              -
Loans held for sale                                               17,458         20,428
Loans receivable, net                                             72,358         96,024
Mortgage loan servicing rights, net                                   89            105
Investment in limited partnership                                    860          1,198
Stock in Federal Home Loan Bank of Chicago                         3,377          2,947
Foreclosed real estate, net                                        4,043          2,361
Premises and equipment held for sale                               5,071          5,401
Premises and equipment, net                                       10,466         13,476
Debt issuance costs, net                                           1,719          1,757
Accrued interest receivable                                        1,041          1,861
Receivable from loan servicers                                       675          2,480
Deferred tax assets                                               10,399          9,679
Prepaid expenses and other assets                                  7,207          8,707
                                                               ---------      ---------
     Total Assets                                              $ 231,717      $ 343,937
                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                    $ 172,821      $ 282,047
   Borrowed money                                                 21,395         22,305
   Custodial escrow balances for loans serviced for others         5,869          7,423
    Accrued interest payable                                       1,148          1,232
    Other liabilities                                              1,464          5,627
    Junior subordinated debt                                      17,243         17,123

Stockholders' Equity
  Preferred stock                                                      0              3
  Preferred stock, Series A                                        8,251          1,921
  Preferred stock, Series B                                            0              0
  Common stock                                                        22             21
  Additional paid-in-capital                                      11,092          9,284
  Retained earnings (deficit) - substantially restricted          (2,047)         2,620
  Treasury stock - common, at cost                                (5,509)        (5,261)
  Unearned stock awards                                                0           (248)
  Accumulated other comprehensive loss                               (32)          (160)
                                                               ---------      ---------
        Total Stockholders' Equity                                11,777          8,180
                                                               ---------      ---------
       Total Liabilities and Stockholders' Equity              $ 231,717      $ 343,937
                                                               =========      =========


See accompanying notes to unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)


                                                         For the Three Months        For the Six Months
                                                             Ended June 30,             Ended June 30,
                                                          2003          2002          2003          2002
                                                        --------      --------      --------      --------
Interest income:
    Loans receivable                                    $  1,260      $  4,834      $  3,024      $  9,911
    Securities available-for-sale                            750         1,276         1,865         2,439
    Securities held-to-maturity                                -            19             -            61
    Interest-earning deposits                                329         1,157           721         2,760
                                                        --------      --------      --------      --------
         Total interest income                             2,339         7,286         5,610        15,171
                                                        --------      --------      --------      --------

Interest expense:
    Deposits                                               1,468         4,396         3,398         9,315
    Borrowed money                                           384           588           735         1,154
    Junior subordinated debt                                 490           484           977           966
                                                        --------      --------      --------      --------
         Total interest expense                            2,342         5,468         5,110        11,435
                                                        --------      --------      --------      --------
         Net interest income                                  (3)        1,818           500         3,736
Provision for loan and lease losses                            -         8,559             -         8,594
                                                        --------      --------      --------      --------
Net interest income after provision
         for loan and lease losses                            (3)       (6,741)          500        (4,858)
                                                        --------      --------      --------      --------

Non-interest income:
      Loan servicing income                                  172            67            73           140
      Gain (loss) on sale of
          Loans held for sale                                 44           (76)           87          (115)
          Foreclosed real estate                             (45)           46          (181)           22
          Securities available-for-sale                      196           113          (459)         (801)
          Profits on trading account activity                  -          (518)            -           (10)
          Branch deposits                                    709             -         1,116             -
          Branch facilities                                  367            41           400            69
          Other assets                                         -            (5)          222            (5)
       Fees and service charges                               88           173           266           379
      Net loss on investment in limited partnership         (311)       (2,463)         (311)       (2,463)
      Other income                                            79            46            10            62
                                                        --------      --------      --------      --------
            Total non-interest income (expense)            1,299        (2,576)        1,223        (2,722)

Non-interest expense:
      Compensation and benefits                              939         1,047         1,950         1,975
      Occupancy and equipment                                916           548         1,518         1,046
      Federal deposit insurance premium                       84            14           242            36
      Other general and administrative fees                1,823         2,721         3,477         4,520
                                                        --------      --------      --------      --------
              Total non-interest expense                   3,762         4,330         7,187         7,577
                                                        --------      --------      --------      --------

Loss before income taxes                                  (2,466)      (13,647)       (5,464)      (15,157)
Income tax (benefit)                                           -         5,272           797         6,221
                                                        --------      --------      --------      --------
                Net loss                                $ (2,466)     $ (8,375)     $ (4,667)     $ (8,936)
                                                        ========      ========      ========      ========

Per Share Amounts:
      Basic                                             $  (1.34)     $  (4.86)     $  (2.59)     $  (5.21)
      Diluted                                           $  (1.34)     $  (4.86)     $  (2.59)     $  (5.21)



See accompanying notes to unaudited consolidated financial statements.

                    UMBRRELLA BANCORP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)


                                                                         For the Three Months       For the Six Months
                                                                             Ended June 30,            Ended June 30,
                                                                           2003         2002         2003         2002
                                                                         -------      -------      -------      -------
Net loss                                                                 $(2,466)     $(8,375)     $(4,667)     $(8,936)

Other comprehensive income
    Unrealized holding gains on securities available-for-sale                392        1,176         (232)         429
    Less reclassification adjustment for losses recognized in income         215          113         (440)        (801)
                                                                         -------      -------      -------      -------

    Net unrealized gains                                                     177        1,063          208        1,230
    Tax expense                                                              (68)         404          (80)         467
                                                                         -------      -------      -------      -------

Other comprehensive income                                                   109          659          128          763
                                                                         -------      -------      -------      -------
Comprehensive income (loss)                                              $(2,357)     $(7,716)     $(4,539)     $(8,173)
                                                                         =======      =======      =======      =======


See accompanying notes to unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)




                                                        Preferred                 Additional   Retained
                                           Preferred     Stock        Common       Paid-In     Earnings
                                             Stock      Series A       Stock       Capital     (Deficit)
                                           --------------------------------------------------------------
Six months ended June 30, 2002
------------------------------
Balance at December 31, 2001               $      3      $      -     $     21     $  9,214     $ 15,181

Net loss                                          -             -            -            -       (8,936)

Other comprehensive income, net of tax            -             -            -            -            -

ESOP loan principal reduction                     -             -            -            -            -

Stock options exercised                           -             -            -          118            -

Cash dividends                                    -             -            -            -         (208)

                                           --------      --------     --------     --------     --------
Balance at June 30, 2002                   $      3      $      -     $     21     $  9,332     $  6,037
                                           ========      ========     ========     ========     ========

Six months ended June 30, 2003
------------------------------

Balance at December 31, 2002               $      3      $  1,921     $     21     $  9,284     $  2,620

Net loss                                          -             -            -            -       (4,667)

Other comprehensive income, net of tax            -             -            -            -            -

Stock options exercised                           -             -            1          465            -

Transfer MRP Stock to Treasury                    -             -            -            -            -

Proceeds from capital contributions               -             -            -        1,343            -

Issuance of Series A preferred stock             (3)        6,330            -            -            -

                                           --------      --------     --------     --------     --------
Balance at June 30, 2003                   $      -      $  8,251     $     22     $ 11,092     $ (2,047)
                                           ========      ========     ========     ========     ========



                                                                                    Accumulated
                                            Treasury                   Unearned       Other            Total
                                             Stock         ESOP         Stock     Comprehensive    Stockholders'
                                            Common         Loan         Awards        Loss            Equity
                                           --------------------------------------------------------------------
Six months ended June 30, 2002
-------------------------------

Balance at December 31, 2001               $ (5,121)     $   (341)     $   (248)     $ (1,132)     $ 17,577

Net loss                                          -             -             -             -        (8,936)

Other comprehensive income, net of tax            -             -             -           763           763

ESOP loan principal reduction                     -            40             -             -            40

Stock options exercised                           -             -             -             -           118

Cash dividends                                    -             -             -             -          (208)

                                           --------      --------      --------      --------      --------
Balance at June 30, 2002                   $ (5,121)     $   (301)     $   (248)     $   (369)     $  9,354
                                           ========      ========      ========      ========      ========

Six months ended June 30, 2003
------------------------------

Balance at December 31, 2002               $ (5,261)     $      -      $   (248)     $   (160)     $  8,180

Net loss                                          -             -             -             -        (4,667)

Other comprehensive income, net of tax            -             -             -           128           128

Stock options exercised                           -             -             -             -           466

Transfer MRP Stock to Treasury                 (248)            -           248             -             0

Proceeds from capital contributions               -             -             -             -         1,343

Issuance of Series A preferred stock              -             -             -             -         6,327

                                           --------      --------      --------      --------      --------
Balance at June 30, 2003                   $ (5,509)     $      -      $      -      $    (32)     $ 11,777
                                           ========      ========      ========      ========      ========


See accompanying notes to unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                                                      Six Months Ended
                                                                                                           June 30,
                                                                                                     2003            2002
                                                                                                   ---------      ---------
Cash flows from operating activities:
    Net loss                                                                                       $  (4,667)     $  (8,936)
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                                 2,040          1,757
         Accretion of discounts and deferred loan fees                                                  (311)            79
         Provision for loan losses                                                                         -          8,594
         (Gain) loss on sale of:
              Loans held for sale                                                                        (87)           115
              Securities available-for-sale                                                              459            801
              Trading account securities                                                                   -             10
              Foreclosed real estate                                                                     181            (22)
              Branch deposits                                                                         (1,116)             -
              Branch facilities                                                                         (400)           (64)
              Other assets                                                                              (222)             -
         Federal Home Loan Bank of Chicago stock dividend                                               (430)           (75)
         Net change in trading account activity                                                            -          1,392
         Loans originated and purchased for sale, net                                                  3,057         34,633
         Amortization of purchased mortgage servicing rights                                              16            137
         Net change in debt issuance costs                                                                38             36
         Amortization of purchase price of MRP and ESOP stock                                              -             40
         Change in accrued interest receivable, prepaid expenses and other assets                      1,858            908
         Change in accrued interest payable and other liabilities                                     (2,509)            50
                                                                                                   ---------      ---------
           Net cash provided by (used in) operating activities                                        (2,093)        39,455

Cash flows from investing activities:
     Net (increase) decrease in loans receivable                                                      22,134          2,437
     Proceeds from maturities of and principal repayments on:
       Securities available-for-sale                                                                     192          6,603
       Securities held-to-maturity                                                                         -            292
     Proceeds from sale of (payment for):
          Securities available-for-sale                                                              193,618         80,438
          Foreclosed real estate                                                                       1,785            531
          Securities held-to-maturity                                                                      -          1,567
          Premises and equipment                                                                       1,546              -
          Branch deposits, including cash and cash equivalents                                       (28,637)             -
     Purchase of:
          Securities available-for-sale                                                             (155,480)       (42,138)
          Premises and equipment                                                                        (246)        (1,672)
                                                                                                   ---------      ---------
             Net cash provided by (used in) investing activities                                      34,912         48,058

Cash flows from financing activities:
        Net  change in deposits                                                                      (80,589)       (65,678)
        Proceeds from borrowed money                                                                  23,095        213,900
        Repayment of borrowed money                                                                  (24,005)      (219,339)
        Proceeds from issuance of preferred stock, Series A                                            6,327              -
        Proceeds from capital contributions                                                            1,343              -
        Reissuance of junior subordinated debentures                                                     120          1,065
        Repurchase of junior subordinated debentures                                                       -           (663)
        Proceeds from exercise of stock options                                                          466            118
        Dividends paid                                                                                     -           (208)
        Net  change in custodial escrow balances for loans serviced                                   (1,554)          (589)
                                                                                                   ---------      ---------
            Net cash provided by (used in) financing activities                                      (74,797)       (71,394)
                                                                                                   ---------      ---------
        Net increase (decrease) in cash and cash equivalents                                         (41,978)        16,119
Cash and cash equivalents at beginning of period                                                      71,900         37,649
                                                                                                   ---------      ---------
Cash and cash equivalents at end of period                                                         $  29,922      $  53,768
                                                                                                   =========      =========
Supplemental disclosures of cash flow information: Cash paid or refunded during the period for:
    Interest                                                                                       $   5,194      $  11,251
    Income taxes                                                                                           -           (453)
    Non-cash investing activity - transfer of loans to foreclosed real estate                          3,648          1,545
    Non-cash investing activity - ending receivable from loan servicers                                  675          2,950
    Non-cash investing activity - transfer of premises and equipment held for sale                         -          4,539




See accompanying notes to unaudited consolidated financial statements.

                     UMBRELLA BANCORP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION AND NEW ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for fair presentation, have been included. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain reclassifications have been made to prior period amounts in the financial statements in order to conform to the current period presentation.

The unaudited consolidated financial statements include Umbrella Bancorp, Inc. (the "Bancorp" or the "Company") and its wholly owned subsidiaries, UmbrellaBank, fsb, ("UmbrellaBank' or the "Savings Bank"), Argo Redemption Corp., Inc. ("Argo Redemption" or "ARC"), and the Savings Bank's wholly owned subsidiary, Umbrella Service Corporation ("Umbrella Service"), formerly Dolton-Riverdale Savings Service Corporation.

The Bancorp, through its subsidiaries at June 30, 2003, provides a full range of financial services primarily through its Internet banking delivery channel at http://www.umbrellabank.com and its retail banking facility in Cook County, Illinois.

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities", both of which generally become effective in the quarter beginning July 1, 2003. The Company is evaluating the impact of these new accounting standards on its consolidated financial statements.

NOTE B - REGULATORY COMPLIANCE AND BUSINESS PLAN

As previously disclosed in greater detail in the Company's 2002 Annual Report to Shareholders, the Office of Thrift Supervision ("OTS") and the Boards of Directors of both the Bancorp and the Savings Bank have engaged in discussions to develop mutually agreeable business frameworks designed to strengthen the regulatory foundation of both the Bancorp and the Savings Bank, respectively. As a result, the Boards of Directors of both the Bancorp and the Savings Bank, without admitting or denying that such grounds exist, or the accuracy of the OTS findings, opinions and/or conclusions, separately agreed to enforcement actions that became effective on August 16, 2002.

The provisions of the enforcement action between the Bancorp and OTS established, in principal part, that the Bancorp provide the OTS with a plan for raising additional common equity capital and restructuring outstanding debt at the Bancorp, recognizing that economic and market conditions are outside of the control of the Bancorp. In addition, the agreed upon action required the Bancorp to provide the OTS with quarterly cash flow projections for the purpose of identifying the Bancorp's sources and uses of funds for the remainder of fiscal 2002, fiscal 2003 and fiscal 2004. Furthermore, the Bancorp was placed under various operating restrictions, including a requirement that the Bancorp file notice with the OTS prior to adding or replacing a director or hiring a senior executive officer, as well as being restricted in making "golden parachute" payments to any institution-affiliated party unless authorized by regulation. The subject enforcement action also provides that the Bancorp ensure that all transactions with affiliates comply with applicable statutory and regulatory requirements and that the Bancorp maintain documentation sufficient to evidence such compliance. To date, the Bancorp is in material compliance with the provisions contained within the agreed upon action and continues to maintain regular and open dialogue with representatives of the OTS to ensure continued success.

The agreed upon language in the enforcement action between the Savings Bank and the OTS provided, in principal part, for the development and implementation of a plan addressing the level of the Savings Bank's fixed assets, as well as the adoption and implementation of a capital plan for the establishment and maintenance of acceptable capital levels. On March 24, 2003, the Savings Bank submitted to the OTS a revised business plan which replaces the Savings Bank's previously filed business plan, capital plan and staffing plan. The revised business plan details the Savings Bank's overall operating strategies, in light of current economic conditions, and the intent of the Board of Directors to reformulate and reduce the Savings Bank's overall asset size. The agreed upon language of the enforcement action also (without prior written approval of the OTS): prohibits any increase in the Savings Bank's total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter and prohibits the purchase or origination of new loans other than single-family residential mortgage loans, credit card loans and over draft lines of credit. In addition, the mutual agreement provides for the Savings Bank to take specific actions affecting its lending activities, including regular reviews of its loan portfolio, classified assets and allowances for loans and lease losses ("ALLL"). Operating restrictions on growth, restrictions on capital distributions, contracts, "golden parachute" payments and changes in senior executive positions, as well as the development of and programs related to its internal audit function were also agreed upon. The Board of Directors has already taken numerous actions to alleviate many of the issues raised by the OTS and has formalized plans, policies and procedures to address all of the issues raised by OTS and/or contained in the agreed upon enforcement action. To date, the Savings Bank is in full material compliance with the provisions of the agreed upon enforcement action. Furthermore, selected provisions of the mutually agreed upon enforcement action have been modified, with operational activities expanded by the OTS, at the express request of the Savings Bank. The management and Board of the Savings Bank have continued, on a regular basis and in the spirit of regulatory cooperation, to discuss a variety of issues to ensure the continued progress and success of the Savings Bank. On June 26, 2003, the Board of the Savings Bank met with representatives of the OTS and Federal Deposit Insurance Corporation ("FDIC") to discuss the continued regulatory progress made by the Savings Bank to date, and as a follow-up to a recent review completed by the OTS and FDIC. During the meeting, regulatory officials and representatives of the Savings Bank addressed the Savings Bank's continued compliance with the agreed upon enforcement action, the continued improvement in the overall operations of the Savings Bank, and the Savings Bank's future business plans.

NOTE C - PREMISES AND EQUIPMENT HELD FOR SALE

As of June 30, 2003 and December 31, 2002, premises and equipment held for sale totaled $5.1 million and $5.4 million, respectively. During June 2002, the Savings Bank classified its investment in an office building as held for sale and, as such, it is being carried at the lower of cost or fair value. This building was purchased in April 2001 as a branch location for the Savings Bank. As of June 30, 2003, the net book value of this office building was $4.7 million. On May 29, 2003 the Savings Bank entered into a contract for the sale of the office building at a purchase price of $6 million. The contract is with a third party who is, assuming all contingencies are satisfied, scheduled to close the purchase transaction prior to September 30, 2003. During the six month period ended June 30, 2003, occupancy and equipment expense was reduced by approximately $217,000 related to rental income from this building and included approximately $38,000 of expenses from this building.

In addition, as of June 30, 2003 and December 31, 2002, the Savings Bank classified $343,000 and $835,000, respectively, of land, leasehold improvements, furniture, fixtures and equipment located in its former two branch and corporate office locations as held for sale. During the first and second quarters of 2003, the Savings Bank sold approximately $200,000 of leasehold improvements and furniture, fixtures and equipment related to the sale of its two branch locations as discussed more fully in Note G - Deposits and the consolidation of the Company's corporate locations as discussed below. The sales occurred at net book value, which approximated fair market value.

On March 31, 2003, the two principal shareholders of the Company entered into an agreement with the Company and third party owner of one of the Company's corporate locations to assume the obligation under a building lease for corporate office space in Summit, Illinois. The transfer of the lease obligations from the Savings Bank to the principal shareholders allowed the Company to reverse the deferred gain and record additional paid-in capital in the amount of $987,000 related to this corporate location as of March 31, 2003. In conjunction with this lease assumption, the two principal shareholders purchased approximately $200,000 of leasehold improvements at this corporate location, which was funded by loans from the Savings Bank secured by common stock of unrelated entities. Effective July 17, 2003, a first position mortgage lien on residential property was substituted for the common stock collateral securing these loans. The fair value of the leasehold improvements approximated the net book value and the terms of the loans were consistent with the Savings Bank's commercial secured loan terms to unaffiliated parties and in compliance with all related regulatory requirements.

The June 30, 2003 balance of land, leasehold improvements, furniture, fixtures and equipment held for sale relates to the further consolidation of the Company's corporate locations. The Company currently anticipates that new tenants for its corporate locations will also acquire the land, leasehold improvements and furniture and fixtures at these locations. Accordingly, the Company has recorded no impairment charges for these assets as of June 30, 2003.

On July 10, 2003, the Savings Bank sold two (2) parcels of land, which resulted in an approximate $131,000 gain on sale, net of direct expenses. These parcels of land had a net book value of $0 as of June 30, 2003.

NOTE D - PREMISES AND EQUIPMENT

As of June 30, 2003 and December 31, 2002 premises and equipment, net, totaled $10.5 million and $13.5 million, respectively. During the first quarter 2003, the Savings Bank entered into and closed on the sale of $1.1 million of automated teller machines ("ATMs"), which were removed from the locations of a bankrupt retailer. The ATMs were sold at net book value to the Saving Bank's ATM network deployment partner.

NOTE E - LOANS HELD FOR SALE

As of June 30, 2003, loans held for sale totaled $17.5 million and consisted of $1 million of recently originated one-to-four family mortgage loans and $16.5 million of commercial and commercial real estate loans which the Savings Bank has identified as held for sale in conjunction with the Savings Bank's business plan, as referenced previously in Note B - Regulatory Compliance and Business Plan. Anticipated gains and/or losses on these sales are not expected to be significant to future operations.

As of December 31, 2002, loans held for sale totaled $20.4 million and consisted of $2.1 million of one-to-four family mortgage loans and $17.7 million of commercial and commercial real estate loans which the Savings Bank had identified as held for sale in conjunction with the Savings Bank's business plan, and $647,000 of loans under its discontinued "purchase repurchase" loan program. During the first quarter of 2003, the Company completed the sale of the $2.1 million one-to-four family mortgage loans and $647,000 "purchase repurchase" loans. Based on the sales prices received, the actual gains on these sales were not significant to operations.

NOTE F - INVESTMENT IN LIMITED PARTNERSHIP

The balance of investment in limited partnership of $860,000 and $1.2 million at June 30, 2003 and December 31, 2002 represents the Savings Bank's investment in various divisions of a single limited partnership. The investment at June 30, 2003 and December 31, 2002 includes a $790,000 and $910,000 million equity interest in a limited partnership whose business activities are to purchase mortgage servicing rights, and a $70,000 and $288,000 investment in subordinated debentures of the partnership. During the second quarter of 2003, the general partner of the partnership in which the Company has an investment in subordinated debentures, decided to liquidate the partnership. As of June 30, 2003 the Company has recorded its investment in the subordinated debentures at the estimated final distribution amount to be received during the third quarter 2003, which is approximately $70,000.

NOTE G - DEPOSITS

Deposits totaled $172.8 million and $282.0 million as of June 30, 2003 and December 31, 2002, respectively. As previously disclosed in the Company's Annual Report to Shareholders and as referenced in Note B - Regulatory Compliance and Business Plan and Note C - Premises and Equipment Held for Sale, the Savings Bank has engaged in activities designed to reduce the amount of its deposits in accordance with its business plan. The Savings Bank completed the early redemption of brokered deposits during 2002. On March 28, 2003, the Savings Bank closed the sale of its branch office in Chicago, Illinois ("Madison Branch"), with approximately $8.5 million in deposits on the date of sale. The Savings Bank recorded a gain on the Madison Branch sale of approximately $407,000, including recognition of the deferred gain on the branch building sold in a prior year. On April 26, 2003, the Savings Bank completed a separate sale of its branch office located in Dolton, Illinois ("Dolton Branch"), with approximately $20.2 million in deposits on the date of sale. The Savings Bank recorded an additional gain of approximately $1.0 million, including recognition of the deferred gain on the branch building sold in a prior year. Both transactions included the sale of leasehold improvements and furniture, fixtures and equipment at the locations along with the assumption of the building's lease obligations.

In connection with the Madison Branch and Dolton Branch sales, the Savings Bank filed an application with the OTS for the redesignation of its home and branch office to the River North area of Chicago, Illinois ("Huron Branch"). The application was approved by the OTS on February 24, 2003. The Huron Branch home office relocation, as well as the branch opening, was effective April 17, 2003.

NOTE H - BORROWINGS AND JUNIOR SUBORDINATED DEBT

Borrowings totaled $21.4 million and $22.3 million as of June 30, 2003 and December 31, 2002, respectively while Junior Subordinated Debt totaled $17.2 million and $17.1 million as of June 30, 2003 and December 31, 2002, respectively.

As previously disclosed in the Company's Annual Report to Shareholders and as referenced herein, the following transactions have taken place during the first six months of 2003. During first quarter, the Bancorp paid-off an aggregate of $6.3 million of notes payable to a third party with the proceeds from cash contributions from the Company's principal shareholders and the proceeds from the sale of an available-for-sale security. Additionally, on February 28, 2003, the Savings Bank paid-off a $2.8 million Federal Home Loan Bank ("FHLB") Advance due April 20, 2003. The Savings Bank incurred a penalty of $17,600 related to this transaction. During May 2003, the Savings Bank began utilizing its short-term FHLB open line borrowing capabilities, which have more favorable borrowing rates. After these transactions, borrowed money totaled $21.4 million at June 30, 2003 and consisted of the following:


                                                                    Balance
                                                                June 30, 2003
                                                   Maturity     (In thousands)
                                                   --------     -------------
Advances from Federal Home Loan Bank of Chicago    11/25/06        $ 10,000
                                                   Open line          8,100

Subordinated debentures                            12/08/11           3,000
Note payable                                       Demand               295
                                                                   --------
                                                                   $ 21,395
                                                                   ========

During 1998 the Company issued 11% junior subordinated debentures aggregating $17.78 million to Argo Capital Trust Company ("Trust"). The Trust issued 11% capital securities with an aggregate liquidation amount of $17.25 million ($10 per capital security) to third-party investors. The capital securities and cash are the sole assets of the Trust. The junior subordinated debentures and the capital securities pay dividends and distributions, respectively, on a quarterly basis, which are included in interest expense.

The Trust is a statutory business trust formed under the laws of the State of Delaware and its common stock is wholly owned by the Company. The junior subordinated debentures will mature on November 6, 2028, at which time the capital securities must be redeemed. The junior subordinated debentures and capital securities can be redeemed contemporaneously, in whole or in part, beginning November 6, 2003 at a redemption price of $10 per capital security. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of the occurrence of an Event of Default, as defined. Debt issuance costs totaling $1.9 million were capitalized related to the debenture offering and are being amortized over the 30-year life of the junior subordinated debentures.

In 2000, Argo Redemption was formed for the purpose of repurchasing a portion of the 11% capital securities. Argo Redemption held 700 shares of the 11% capital securities at a cost basis of $7,000 as of June 30, 2003, as compared to 12,700 shares of the 11% capital securities at a cost basis of $127,000 as of December 31, 2002. The 11% capital securities can be resold.

On February 27, 2003 the Company announced its intention to repurchase, from time to time, in open market as well as privately negotiated transactions, shares of the Trust's 11% securities, which trade under the symbol "ATP_P" on the American Stock Exchange. The present authorization does not impose any specific limit on the number of Trust securities which may be repurchased, and is being undertaken in order to reduce debt and debt-like obligations as required by the capital plan as referenced in Note B - Regulatory Compliance and Business Plan. The continuing payment on the Trust securities is dependent on the Company's continuing ability to make payments on the subordinated debenture it issued to the Trust in connection with the 1998 public offering. In the absence of prior written approval, the Savings Bank is currently precluded from making dividend payments to the Company under mutual agreement with the OTS. Consequently, no assurance can be made that the Company will continue to make dividend payments on the Trust securities. In the event that shares are repurchased and retired, the Company will accelerate the amortization of the debt issuance costs attributable to each security. The net book value of the debt issuance costs was $1.6 million as of June 30, 2003.

NOTE I - PROVISION FOR LOAN AND LEASE LOSSES

The Company did not record a provision for loan and lease losses during the three and six months ended June 30, 2003 as compared to $8.6 million in each of the comparable periods in 2002. As discussed in the Company's 2002 Annual Report to Shareholders, subsequent to March 31, 2002 the Company recorded a provision for loan and lease losses of $9.8 million and net charge-offs of $8.6 million during 2002. The Company's ALLL at June 30, 2003 was $2.6 million or 22.0% of nonperforming loans. Based on the level of allowance for loan losses as compared to nonperforming loans and also considering previous charge-off history, the Company did not deem any provision for loan and lease losses necessary during the first two quarters of 2003.

NOTE J - EARNINGS (LOSS) PER SHARE

The following table sets forth the components of basic and diluted earnings
(loss) per share. Basic and diluted loss per share are the same for 2003 and 2002, as diluted loss per share would be anti-dilutive.

                                                     Three Months Ended           Six Months Ended
                                                  -------------------------    ------------------------
                                                             June 30,                  June 30,
                                                  -------------------------    ------------------------
                                                     2003            2002         2003          2002
                                                  ---------      ----------    ---------     ----------
                                                                  Dollar and shares in thousands,
                                                                       except per share data
Numerator
  Net loss                                        $  (2,466)     $  (8,375)    $  (4,667)    $  (8,936)
                                                  =========      =========     =========     =========

Denominator
 Basic loss per share -
  weighted average shares outstanding                 1,844          1,723         1,802         1,716

 Effect of dilutive stock options outstanding             -              -             -             -
                                                  ---------      ---------     ---------     ---------

 Diluted loss per share -
  weighted average shares outstanding                 1,844          1,723         1,802         1,716
                                                  =========      =========     =========     =========

Basic loss per share                              $   (1.34)     $   (4.86)    $   (2.59)    $   (5.21)
                                                  =========      =========     =========     =========
Diluted loss per share                            $   (1.34)     $   (4.86)    $   (2.59)    $   (5.21)
                                                  =========      =========     =========     =========


NOTE K - STOCK COMPENSATION

The Company applies APB Opinion No. 25 in accounting for the stock option plans and, accordingly, compensation cost based on the fair value at grant date has not been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been increased to the pro forma amounts indicated below:


                                                  Three Months Ended              Six Months Ended
                                               ------------------------      ------------------------
                                                       June 30,                       June 30,
                                               ------------------------      ------------------------
                                                  2003           2002           2003           2002
                                               ---------      ---------      ---------      ---------
                                                                   Dollars in thousands
Net loss
    As reported                                $  (2,466)     $  (8,376)     $  (4,667)     $  (8,936)
    Pro forma                                     (2,475)        (8,385)        (4,685)        (8,954)

Loss per share
     Basic loss per share as reported          $   (1.34)     $   (4.86)     $   (2.59)     $   (5.21)
     Pro forma basic loss per share                (1.34)         (4.87)         (2.60)         (5.22)

     Diluted loss per share as reported        $   (1.34)     $   (4.86)     $   (2.59)     $   (5.21)
     Pro forma diluted loss per share              (1.34)         (4.87)         (2.60)         (5.22)

NOTE L - CAPITAL TRANSACTIONS

On March 31, 2003, the Bancorp made a $1.5 million cash contribution to the Savings Bank in order to increase the Savings Bank's capital ratios.

On May 28, 2003 the Board of Directors of the Bancorp approved the termination of the Company's Management Recognition Plan ("MRP"). The 27,332 shares subject to award under the MRP as of May 28, 2003 were cancelled and were treated as treasury stock shares.

On May 28, 2003 the Board of Directors of the Bancorp approved the redemption of the Company's Goodwill Convertible Preferred Stock at par which approximates $3,000.

On June 26, 2003, the Board of Directors of the Bancorp authorized the issuance of up to 10,000 shares of Series B 8.0% Perpetual Preferred Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a par and face value of $1,000. After March 31, 2003, the holders of record of the Series B Stock on the dates specified below shall be entitled to receive, as and when declared by the Board of Directors and out of assets of the Bancorp which are by law available for payment of dividends, cumulative preferential cash dividends, at the rate of $80.00 per share per annum, payable quarterly on the first day of July, October, January and April in each year. Dividends on the Series B Stock shall be cumulative, whether or not in any dividend period or periods after March 31, 2003 there shall be surplus or net profits of the Company legally available for the payment of such dividends. Dividends on the Series B Stock shall be junior and subordinate to the payment of the Bancorp's obligations for dividends or payments under the Company's 11% Junior Subordinate Deferrable Interest Debentures but pari pasu with the payment of dividends under the Company's Series A 8.0% Perpetual Convertible Preferred Stock. After March 31, 2004, the Bancorp, at the option of the Board of Directors, may at any time or from time to time redeem the whole or any part of the Series B Stock by paying therefore in cash $1,000 per share plus an amount equal to all dividends thereon declared but unpaid on the date fixed for redemption (the "Redemption Price"). After July 31, 2005, the holder of the Series B Stock may elect to require that the Company repurchase the whole or any part of the Series B Stock by paying therefore in cash $1,000 per share plus an amount equal to all dividends thereon declared but unpaid on the date which tender of shares is to be made (the "Repurchase Price"). Until March 31, 2008, each holder of Series B Stock may at any time upon surrender of the certificates therefore, convert any or all of such holder's Series B Stock into fully paid and nonassessable shares of Common Stock of the Bancorp, at the rate of 166 shares of Common Stock for each share of Series B Stock so surrendered for conversion.

For the period January 1, 2003 to June 30, 2003, the Company received from three of its principal shareholders, several directors and a shareholder cash totaling $8,642,888 for 6,329.50 shares of Series A Preferred Stock ($6,329,500) and 122,134 shares of common stock ($467,063) related to the exercise of stock options.

For the period January 1, 2003 to June 30, 2003 the Company recorded additional paid-in-capital of $987,000 related to the assumption of the Company's lease obligation on one of its corporate locations by the Company's two principal shareholders and $357,000 related to the purchase of available-for-sale securities by the Company's two principal shareholders at an amount which exceeded fair value.

For the period July 1, 2003 to August 14, 2003 the Company received from its two principal shareholders cash totaling $17,000 for 17 shares of Series A Preferred Stock.

On July 14, 2003 the Company issued 300 shares of the Series B Stock to a third party in exchange for cash of $300,000.

NOTE M - REGULATORY CAPITAL REQUIREMENTS

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital requirements. There are no similar minimum capital requirements for thrift holding companies. The following tables summarize, as of June 30, 2003 and December 31, 2002, the Savings Bank's actual capital amounts and ratios.

As of June 30, 2003 and December 31, 2002, the Savings Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain total risk-based, Tier I risk-based, Tier I leverage, and tangible capital ratios as set forth in the following table.


                                                                        To Be Well
                                                                    Capitalized Under
                                                   For Capital      Prompt Corrective
                                  Actual         Adequacy Purpose    Action Provisions
June 30, 2003                  Amount Ratio       Amount   Ratio      Amount    Ratio
==============                 ------ ------     -------  -------   --------   ------
                                               (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Savings Bank                $22,430 17.24%    $10,409    8.00%     $ 13,012   10.00%
Tier I Capital
(to Risk Weighted Assets)
   Savings Bank                $17,852 13.72%    $ 5,205    4.00%     $  7,807    6.00%
Tier I Capital
(to Adjusted Assets)
   Savings Bank                $17,852  8.13%    $ 8,781    4.00%     $ 10,979    5.00%


                                                                        To Be Well
                                                                    Capitalized Under
                                                   For Capital      Prompt Corrective
                                  Actual         Adequacy Purpose    Action Provisions
December 31, 2002              Amount Ratio       Amount   Ratio      Amount    Ratio
=================              ------ ------     -------  -------   --------   -------
                                                (Dollars in Thousands)
Total Capital
(to Risk Weighted Assets)
   Savings Bank                $24,226 13.61%    $14,245    8.00%     $17,806    10.00%
Tier I Capital
(to Risk Weighted Assets)
   Savings Bank                $19,047 10.70%    $ 7,122    4.00%     $10,684     6.00%
Tier I Capital
(to Adjusted Assets)
   Savings Bank                $19,047  5.76%    $13,227    4.00%     $16,533     5.00%



NOTE N - COMMITMENTS AND CONTINGENCIES

At June 30, 2003, the Savings Bank had funding commitments totaling $12.5 million. These commitments include $5.3 million for unused lines of credit, $427,000 for the unfunded portion of construction loans, $1.8 million for commitments to originate loans and $5 million for commitments to purchase investment securities. Commitments to fund loans and lines of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to the Savings Bank's normal credit policies. Commitments to purchase investment securities are subject to the Savings Bank's normal investment policies.

As of June 30, 2003, the Savings Bank also had an investment commitment of $51,000 to be funded over two years for investment in the Kedzie Limited Partnership, which is a Community Reinvestment Act ("CRA") investment.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, the Company's implementation of new technologies, the Company's ability to develop and maintain secure and reliable electronic systems, accounting principles, policies and guidelines, and limitations imposed on the Savings Bank's operations as a result of the agreed upon enforcement action described in the "Regulatory Compliance" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations." These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission including the Company's Form 10-K for the year ended December 31, 2002.

OVERVIEW

Umbrella Bancorp, Inc. ("Umbrella Bancorp" or "Company") is a unitary savings and loan holding company and is registered as such with the Office of Thrift Supervision ("OTS"), Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). The Company's business activities currently consist of ownership of UmbrellaBank, fsb, ("UmbrellaBank" or "Savings Bank"), and investments in other equity and debt securities. The Company is a Federal Housing Authority approved originator and servicer and an approved Federal National Mortgage Association servicer.

In October of 1998, the Company formed Argo Capital Trust Company ("Trust"), a statutory business trust formed under the laws of the State of Delaware. In November 1998, the Company and the Trust offered 11% Capital Securities with a liquidation amount of $10.00 per security. The proceeds from the offering were $17.25 million. The Trust used the gross proceeds from the sale of the Capital Securities to purchase Junior Subordinated Debentures of the Company. The Junior Subordinated Debentures carry an interest rate of 11% paid quarterly in arrears and are scheduled to mature, subject to the Company's right to prepay the debentures under certain circumstances, on November 6, 2028.

On June 24, 2000, the Company incorporated a wholly owned subsidiary, Argo Redemption Corporation, an Illinois corporation ("ARC"). ARC was chartered to effectuate, from time to time, purchases of the Company's outstanding Capital Securities by tender, in the open market or by private agreement. Acquisitions through the over-the-counter dealer market are anticipated to comprise the majority of purchase activity. As of June 30, 2003, ARC held 700 shares of the Trust's preferred securities with a cost basis of $7,000.

On February 27, 2003 the Company announced its intention to repurchase, from time to time, in open market as well as privately negotiated transactions, shares of the Trust's 11% securities, which trade under the symbol

"ATP_P" on the American Stock Exchange. The present authorization does not impose any specific limit on the number of Trust securities which may be purchased, and is being undertaken in order to reduce debt and debt-like obligations as required by the capital plan as discussed following in the "Regulatory Compliance" and "Business Plan" sections. The continuing payment on the Trust securities is dependent on the Company's continuing ability to make payments on the subordinated debenture it issued to the Trust in connection with the 1998 public offering. In the absence of prior written approval, the Savings Bank is currently precluded from making dividend payments to the Company under mutual agreement with the OTS. Consequently, no assurance can be made that the Company will continue to make dividend payments on the Trust securities.

UmbrellaBank is a federally chartered savings institution. The Savings Bank operates under the authority of the OTS, its deposits are insured by the FDIC, and it is a member of the Federal Home Loan Bank ("FHLB") system. UmbrellaBank's primary business is the solicitation of savings deposits from the general public, and the purchase or origination of loans secured by one-to-four-family residential and commercial real estate, together with investments in a portfolio of mortgage mutual funds, mortgage backed securities, municipal bonds and other agency securities. UmbrellaBank's retail banking operations have been conducted from two traditional branch facilities, as well as through an Internet banking channel operating under the name umbrellabank.com. Effective April 26, 2003 the Savings Bank reduced the number of traditional branch facilities to one (1). At June 30, 2003, umbrellabank.com deposits totaled $171.4 million and represented 99.2% of total Saving Bank deposits of $172.8 million.

Additionally, UmbrellaBank, with its deployment partner, operates a network of approximately 1,500 automated teller machines ("ATMs") in 17 states. The Savings Bank generates interest and fee income from a network of regionally deployed ATMs. Deployment activities have been concentrated primarily in the Midwest and Mid-Atlantic regions of the country, with limited expansion in the southeastern United States and west of the Mississippi. Revenues are derived from interchange and surcharge fees, together with income from related leasing and interest on currency used in operations.

During 2003 and in conjunction with its business plan, the Savings Bank intends to originate, purchase, and, where desired, sell fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences. To a lesser extent, the Savings Bank plans to originate home equity loans, other consumer loans including consumer credit card facilities and overdraft protection lines of credit through the umbrellabank.com Internet channel and, subject to regulatory approval, real estate secured commercial loans.

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

During 2002 and continuing into 2003, the implementation of certain initiatives under the business plan have had and are anticipated to continue to have a significant effect on the total assets and lending, investing and retail operations of the Savings Bank and the Company. During 2002, total assets of the Savings Bank decreased $186.6 million from $521.8 million to $335.2 at December 31, 2001 and 2002, respectively. Consolidated assets of the Company decreased $192.7 million from $536.6 million to $343.9 million at December 31, 2001 and 2002, respectively. During 2003, total assets of the Savings Bank decreased $109.4 million from $335.2 million to $225.8 million at December 31, 2002 and June 30, 2003, respectively. Consolidated assets of the Company decreased $112.2 million from $343.9 million to $231.7 million at December 31, 2002 and June 30, 2003, respectively.

REGULATORY COMPLIANCE

As previously set forth in Note B - Regulatory Compliance and Business Plan, and disclosed in greater detail in the Company's 2002 Annual Report to Shareholders, the Bancorp and the Savings Bank separately agreed to enforcement actions that became effective on August 16, 2002 with the OTS.

The provisions of the enforcement action between the Bancorp and OTS established, in principal part, that the Bancorp provide the OTS with a plan for raising additional common equity capital and restructuring outstanding debt at the Bancorp and provide the OTS with quarterly cash flow projections for the purpose of identifying the Bancorp's sources and uses of funds for fiscal 2002, fiscal 2003 and fiscal 2004. The Bancorp was placed under various operating restrictions, including a requirement that the Bancorp file notice with the OTS prior to adding or replacing a director or hiring a senior executive officer, as well as being restricted in making "golden parachute" payments to any institution-affiliated party unless authorized by regulation. The subject enforcement action also provides that the Bancorp ensure that all transactions with affiliates comply with applicable statutory and regulatory requirements and that the Bancorp maintain documentation sufficient to evidence such compliance. As discussed in Note H - Borrowings and Junior Subordinated Debt, the Bancorp paid-off an aggregate of $6.3 million of notes payable to a third party at or prior to March 31, 2003 and, as of June 30, 2003 remains in material compliance with the provisions contained within the agreed upon action and continues to maintain regular and open dialogue with representatives of the OTS to ensure continued success.

The mutually established terms of the enforcement action between the Savings Bank and the OTS provided, in principal part, for the development and implementation of a plan addressing the level of the Savings Bank's fixed assets, the adoption and implementation of a capital plan for the establishment and maintenance of acceptable capital levels and the submission of a business plan (discussed below). Additionally, in the absence of prior written approval of the OTS, the Savings Bank enforcement action also prohibits any increase in total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter, and prohibits the purchase or origination of new loans other than single-family residential mortgage loans, credit card loans and over draft lines of credit. The mutual agreement also provides for the Savings Bank to take specific actions affecting its lending activities, including regular reviews of its loan portfolio, classified assets and allowances for loans and lease losses ("ALLL"). Operating restrictions on growth, restrictions on capital distributions, contracts, "golden parachute" payments and changes in senior executive positions, as well as the development of and programs related to its internal audit function were also agreed upon.

The Board of Directors of the Savings Bank has already taken numerous actions to alleviate many of the issues raised by the OTS and has formalized plans, policies and procedures to address all of the issues raised by OTS and/or contained in the agreed upon enforcement action. To date, the Savings Bank is in full material compliance with the provisions of the agreed upon enforcement action. Furthermore, selected provisions of the enforcement action have been modified, with operational activities expanded by the OTS, at the express request of the Savings Bank. On June 26, 2003, the Board of the Savings Bank met with representatives of the OTS and FDIC to discuss the continued regulatory progress made by the Savings Bank to date, and as a follow-up to a recent review completed by the OTS and FDIC. During the meeting, regulatory officials and representatives of the Savings Bank addressed the Savings Bank's continued compliance with the agreed upon enforcement action, the continued improvement in the overall operations of the Savings Bank, and the Savings Bank's future business plans.

BUSINESS PLAN

On February 28, 2003, the Savings Bank withdrew its business plan previously submitted to the OTS. Subsequently, on March 24, 2003, the Savings Bank submitted to the OTS a revised business plan which replaced the Savings Bank's previously filed business plan, capital plan and staffing plan. The revised business plan details the Savings Bank's overall operating strategies, in light of current economic conditions, and the intent of the Board of Directors to reformulate and reduce the Savings Bank's overall asset size by December 31, 2003, with reductions in general and administrative expenses continuing as previously established. To achieve the revised business plan objectives, the Savings Bank and the Company will continue to evaluate their business strategies and identify additional assets to be held for sale. Based on the Savings Bank's initial analysis, the fair value of assets to be held for sale at this time exceeds the book value.

FINANCIAL CONDITION

Total assets decreased by $112.2 million to $231.7 million at June 30, 2003, from $343.9 million at December 31, 2002. A reduction in ATM vault cash, proceeds from the sale of securities available-for-sale, principal repayments on loans receivable, and proceeds from loan sales were used to fund the $109.2 million decrease in deposits, consisting of $28.7 million related to the sales of the Madison and Dolton branches of the Savings Bank, and a decline in other deposit accounts, primarily attributable to the Savings Bank's effort not to renew certificates of deposits ("CDs") yielding higher interest rates and a targeted reduction in other interest-bearing transaction accounts, as the Savings Bank executes its business plan as discussed previously.

Interest-earning deposits decreased $42.9 million during the six months ended June 30, 2003 to $26.9 million primarily due to an $11.8 million decrease in ATM cash and a $31.1 million decrease in other interest earning deposits. Interest-earning deposits at June 30, 2003 includes $15.4 million of ATM cash, on which the Savings Bank earns a return of 200 basis points over the overnight FHLB rate, and $11.5 million of other interest earning deposits.

Securities available-for-sale decreased by $38.6 million to $67.0 million at June 30, 2003 from $105.6 million at December 31, 2002, as the Savings Bank utilized the proceeds of sales of such securities to fund deposit reductions discussed below.

Loans held for sale decreased $2.9 million to $17.5 million at June 30, 2003 from $20.4 million at December 31, 2002. The decrease is primarily due to a bulk sale of $2.1 million of one-to-four-family mortgage loans, pay-downs of approximately $1.2 million related to commercial and commercial real estate loans, and the final pay-off of the $647,000 of loans outstanding under the terminated "purchase repurchase" loan program, offset by a $1 million increase in recently originated one-to-four family mortgage loans. As of June 30, 2003, loans held for sale consisted of the $1 million of recently originated one-to-four family mortgage loans and $16.5 million of commercial and commercial real estate loans which the Savings Bank has identified as held for sale as described previously in the Business Plan section. Based on the bid prices received, anticipated gains on these loan sales are not expected to be significant to future operations.

Net loans receivable decreased by $23.6 million to $72.4 million at June 30, 2003, from $96.0 million at December 31, 2002. As funds were received from loan repayments, they were utilized to fund the deposit reductions discussed below.

Premises and equipment held for sale decreased $330,000 to $5.1 million at June 30, 2003, from $5.4 million at December 31, 2002. During June 2002, the Savings Bank classified its investment in an office building as held for sale and, as such, it is being carried at the lower of cost or fair value. This building was purchased in April 2001 as a branch location for the Savings Bank. As of June 30, 2003, the net book value of this office building was $4.7 million. On May 29, 2003 the Savings Bank entered into a contract for the sale of the office building at a purchase price of $6 million. The contract is with a third party who is, assuming all contingencies are satisfied, scheduled to close the purchase transaction prior to September 30, 2003. After the closing date, the Savings Bank and/or Company will lease a portion of the building. The June 30, 2003 balance of land, leasehold improvements, furniture, fixtures and equipment held for sale relates to the further consolidation of the Company's corporate locations. The Company currently anticipates that new tenants for its corporate locations will also acquire the land, leasehold improvements and furniture and fixtures at these locations. Accordingly, the Company has recorded no impairment charges for these assets as of June 30, 2003.

As of June 30, 2003 and December 31, 2002, the Savings Bank classified $343,000 and $835,000, respectively, of land, leasehold improvements, furniture, fixtures and equipment located in its former two branch and corporate office locations as held for sale. During the first and second quarters of 2003, the Savings Bank sold approximately $200,000 of leasehold improvements and furniture, fixtures and equipment related to the sale of its two branch locations as discussed more fully below, and the consolidation of the Company's corporate locations as discussed below. The sales occurred at net book value, which approximated fair market value.

On March 31, 2003, the two principal shareholders of the Company entered into an agreement with the Company and third party owner of one of the Company's corporate locations to assume the obligation under a building lease for corporate office space in Summit, Illinois. The transfer of the lease obligations from the Savings Bank to the principal shareholders allowed the Company to reverse the deferred gain and record additional paid-in capital in the amount of $987,000 related to this corporate location as of March 31, 2003. In conjunction with this lease assumption, the two principal shareholders purchased approximately $200,000 of leasehold improvements at this corporate location, which was funded by loans from the Savings Bank secured by common stock of unrelated entities. Effective July 17, 2003, a first position mortgage lien on residential property was substituted for the common stock collateral securing these loans. The fair value of the leasehold improvements approximated the net book value and the terms of the loans were consistent with the Savings Bank's commercial secured loan terms to unaffiliated parties and in compliance with all related regulatory requirements.

Premises and equipment decreased by $3.0 million to $10.5 million at June 30, 2003 from $13.5 million at December 31, 2002. During the first quarter 2003, the Savings Bank entered into and closed on the sale of $1.1 million of automated teller machines ("ATMs"), which were removed from the locations of a bankrupt retailer. The ATMs were sold at net book value to the Saving Bank's ATM network deployment partner. Net depreciation expense reflected in the statement of operations is $980,000 for the six months ended June 30, 2003, which reflects gross depreciation of $2.04 million less $1.06 million reimbursed to the Company through its ATM partnership activities.

As of June 30, 2003 and December 31, 2002 deferred tax assets totaled $10.4 million and $9.7 million, respectively. Included in these balances are $18,000 and $95,000 related to securities available-for-sale at June 30, 2003 and December 31, 2002, respectively. The remaining deferred tax asset primarily consists of the tax effects of bad debt deductions, partnership interests, Federal Home Loan Bank stock dividends, the remaining deferred gain on a prior sale of a branch facility, and federal and state net operating loss carry-forwards. During second quarter 2003, the Company discontinued recognizing tax benefits by recording a valuation allowance of $1.1 million against deferred tax assets. Realization of the remaining $10.4 million of deferred tax assets at June 30, 2003 is dependent upon the Company realizing gains on possible sales of certain assets such as the Savings Bank's Internet platform and technology, ATM network and the Huron Street branch, as well as achievement of future taxable income at the Savings Bank and other Company subsidiary businesses currently being evaluated, including but not limited to, a real estate brokerage and property management company. As of the date of filing this Form 10-Q, however, the Company's Board of Directors had not committed to sell all these assets, nor had it committed to acquiring additional subsidiaries such as the real estate brokerage and property management company. Because of this uncertainty, no deferred tax asset benefits were recorded in the second quarter. The Company will continue its efforts to achieve its strategic objectives for restructuring the business activities at the Savings Bank, while exploring capital raising initiatives at the Company.

Prepaid expenses and other assets decreased by $1.5 million to $7.2 million at June 30, 2003 from $8.7 million at December 31, 2002. This decrease was primarily the result of the receipt in January 2003 of $800,000 related to the settlement of certain investment transactions and a $700,000 decrease in various accounts receivable as the Savings Bank received funds or settled disputed amounts with vendors during the first six months of 2003.

Included in prepaid expenses and other assets at June 30, 2003 and December 31, 2002 is $2.7 million related to tax refunds due from the Internal Revenue Service and Illinois Department of Revenue for previously filed tax returns and amounts previously paid on prior tax returns that were claimed when the December 31, 2001 tax returns were filed and will be claimed when the December 31, 2002 tax returns are filed. Deposits decreased $109.2 million to $172.8 million at June 30, 2003, from $282.0 million at December 31, 2002. As previously disclosed in the Company's 2002 Annual Report to Shareholders and as discussed in the previous Business Plan section, the Savings Bank has engaged in activities designed to reduce the amount of its deposits in accordance with its business plan, which included the sales of its Madison and Dolton branch offices in the first half of 2003, with deposits of $8.5 million and $20.2 million, respectively. Both branch sale contracts included the sale of leasehold improvements and furniture, fixtures and equipment at the locations along with the assumption of the building's lease obligations, and resulted in an aggregate gain on sale of $1.5 million, including recognition of the deferred gains on the branch buildings sold in a prior year. As described above, the decline in other deposit accounts was primarily attributable to the Savings Bank's effort not to renew CDs yielding higher interest rates and a targeted reduction in other interest-bearing transaction accounts.

Borrowings decreased by $910,000 to $21.4 million at June 30, 2003, from $22.3 million at December 31, 2002. During the first half of 2003, the Bancorp paid-off an aggregate of $6.25 million of notes payable to a third party with the proceeds from cash contributions from the Company's principal shareholders and the proceeds from the sale of an available-for-sale security. Additionally, on February 28, 2003, the Savings Bank paid-off a $2.76 million FHLB Advance due April 20, 2003. These reductions in borrowings were offset by short-term borrowings on an FHLB open line at the Savings Bank totaling $8.1 million as of June 30, 2003.

Other liabilities decreased $4.1 million to $1.5 million at June 30, 2003 from $5.6 million at December 31, 2002. The decrease is primarily attributable to: 1) the Savings Bank funding early its Community Reinvestment Act (CRA) investment commitments to the Chicago Equity Fund and Community Investment Corporation of $1.2 million and $216,000, respectively; 2) a $1.35 million decrease in deferred gain on prior facility sales due to the assumption of the Madison and Dolton branch leases by the respective purchasers and the assumption by the Company's two principal shareholders of one of the Company's corporate leased locations;
3) a $160,000 decrease in real estate taxes payable due to the transactions described in 2) above; and 4) a $1.4 million decrease in accounts payable principally related to the $1.4 million included in accounts payable at December 31, 2002 related to remittances received on loans sold during December 2002 which were remitted to the purchaser of the loans in 2003. These decreases in other liabilities were partially offset by an increase in other accrued expenses of $230,000, primarily related to a contractual dispute with one of the Savings Bank's third party vendors for which expenses have been accrued, but payment withheld pending resolution of such disputes. The Savings Bank anticipates settlement of these disputes during third quarter 2003 and a possible favorable recovery of a portion of these disputed amounts.

Stockholders' equity increased $3.6 million to $11.8 million at June 30, 2003 from $8.2 million at December 31, 2002 primarily as a result of receipt by the Company of cash totaling $6.8 million from insiders for the sale of 6,329.50 shares of Series A Preferred Stock ($6,329,500) and 122,134 shares of common stock ($467,063)) related to the exercise of stock options; 2) the recording of $987,000 in additional paid-in-capital related to the assumption of the Company's lease obligation on one of its corporate locations by the Company's two principal shareholders; and 3) the recording of $357,000 in additional paid-in-capital related to the purchase of available-for-sale securities by the Company's two principal shareholders at an amount which exceeded fair value. These increases to stockholders' equity were partially offset by the recording of a net loss of $4.7 million for the six months ended June 30, 2003.

For the period July 1, 2003 to August 14, 2003 the Company received from its two principal shareholders cash totaling $17,000 for 17 shares of Series A Preferred Stock.

On July 14, 2003 the Company issued 300 shares of the Series B stock to a third party in exchange for cash of $300,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds, through the Savings Bank, are deposits, proceeds from principal and interest payments on the loan and securities available-for-sale portfolios, custodial deposit accounts related to loans serviced for others, borrowed money, FHLB advances, and loan and security sales. The most liquid assets are cash and short-term investments. The levels of these assets are dependent on operating, financing, and investing activities during any given period. Cash and interest-earning deposits totaled $29.9 million at June 30, 2003. The Company has adequate alternative funding sources if short-term liquidity needs arise.

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

At June 30, 2003, the Savings Bank's capital exceeded all capital requirements of the OTS. The Savings Bank's Tier I capital to adjusted assets, Tier I capital to risk-weighted assets, and risk-based capital ratios were 8.13%, 13.72%, and 17.24%, respectively. On March 31, 2003 the Bancorp paid-off a $4.3 million note payable to a third party with the proceeds from cash contributions from the Company's two principal shareholders. The note payable was secured by all the common stock of the Savings Bank. During January and February the Company paid-off a $2.0 million note payable with the proceeds from the sale of an available-for-sale security and capital contributions from the Company's two principal shareholders. On February 28, 2003, the Savings Bank paid-off a $2.8 million FHLB Advance due April 20, 2003. These reductions in borrowings were offset by short-term borrowings during second quarter 2003 on an FHLB open line at the Savings Bank totaling $8.1 million as of June 30, 2003.

On March 31, 2003, the Bancorp made a $1.5 million cash contribution to the Savings Bank in order to increase the Savings Bank's capital ratios.

For the period January 1, 2003 to June 30, 2003, the Company received from three of its principal shareholders, several directors and a shareholder cash totaling $8,642,888 for 6,329.50 shares of Series A Preferred Stock ($6,329,500), 122,134 shares of common stock ($467,063) related to the exercise of stock options, and $1,846,325 for available-for-sale securities at the higher of fair market value or amortized cost.

For the period January 1, 2003 to June 30, 2003 the Company recorded additional paid-in-capital of $987,000 related to the assumption of the Company's lease obligation on one of its corporate locations by the Company's two principal shareholders and $357,000 related to the purchase of available-for-sale securities by the Company's two principal shareholders at an amount which exceeded fair value.

For the period July 1, 2003 to August 14, 2003 the Company received from its two principal shareholders cash totaling $17,000 for 17 shares of Series A Preferred Stock.

On July 14, 2003 the Company issued 300 shares of the Series B stock to a third party in exchange for cash of $300,000.

At June 30, 2003, the Savings Bank had funding commitments totaling $12.5 million. These commitments include

$5.3 million for unused lines of credit, $427,000 for the unfunded portion of construction loans, $1.8 million for commitments to originate loans and $5 million for commitments to purchase investment securities. Commitments to fund loans and lines of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to the Savings Bank's normal credit policies. Commitments to purchase investment securities are subject to the Savings Bank's normal investment policies.

As of June 30, 2003, the Savings Bank also had an investment commitment of $51,000 to be funded over two years for investment in the Kedzie Limited Partnership, which is a CRA investment.

ASSET QUALITY

The Bancorp and the Savings Bank regularly review assets to determine proper valuation. The ALLL is maintained at a level determined to be adequate by management to absorb probable incurred credit losses. Determination of an appropriate level of ALLL necessarily involves a high degree of judgment. Primary considerations in this evaluation are prior loan loss experience, the character and mix of the loan portfolio, adverse situations which may affect a borrower's ability to repay, size of the loan portfolio, peer group information, business and economic conditions and management's estimate of probable incurred losses. While management uses all available information, including the monitoring of the economic conditions in the geographic regions in which the loan portfolio is located, future additions to the allowance may be necessary based on estimates that are susceptible to significant revision as a result of changes in economic conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review UmbrellaBank's allowance for loan losses. Such agencies may require UmbrellaBank to recognize additions to the allowance based on regulatory judgment of information available to agency personnel at the time of their examination.

The Company's consolidated ALLL at June 30, 2003 was $2.6 million as compared to $4.1 million at December 31, 2002. The ALLL as a percentage of consolidated nonperforming loans was 22.0% and 19.9% at June 30, 2003 and December 31, 2002, respectively. The $1.5 million decline in the ALLL is primarily related to $1.4 million of charge-offs and specific reserves during 2003 associated with the Savings Bank's single-family mortgage loan portfolio. Charge-offs occurred at the time delinquent single-family mortgage loans were transferred to a foreclosed real estate classification and specific reserves were established on certain delinquent single-family mortgage loans anticipated for, or in the process of, foreclosure proceedings. Of the $1.5 million decline, $1.3 million consisted of charge-offs on loans in portfolio as a result of the Savings Bank's termination of its "purchase/repurchase" loan program, as discussed further in the Company's 2002 Annual Report to Shareholders.

At June 30, 2003, the Savings Bank had fifty (50) properties totaling $4.0 million classified as foreclosed real estate, as compared to fifty-two (52) properties totaling $2.4 million at December 31, 2002. As of June 30, 2003, ten
(10) of the properties totaling $1.0 million were related to the Savings Bank's purchase of a distressed loan portfolio during 2002. The portfolio was purchased at a substantial discount with one portion of the exit strategy being converting the properties to foreclosed real estate and realizing a return on the ultimate sale. Based on this strategy, and in conjunction with the Savings Bank's business plan to reduce all non-performing assets, it is likely that the Savings Bank's investment in foreclosed real estate will increase or remain constant over the next twelve (12) months, and is largely dependent on the success of its sales strategies. The underlying properties at June 30, 2003 consisted primarily of single-family residences and included one significant undeveloped land parcel for which the Savings Bank has a contract for sale estimated to close prior to September 30, 2003. The foreclosed real estate has been written down to estimated fair value at June 30, 2003.

The Savings Bank's total amount of loans receivable ninety (90) days or more past due at June 30, 2003, was $11.4 million or 12.42% of gross loans receivable compared to $19.9 million or 16.65% of gross loans receivable at December 31, 2002. The $8.5 million decrease was due to the pay-off of certain commercial loans previously delinquent, the transfer of loans to foreclosed real estate, the establishment of specific reserves on delinquent one-to-four family mortgages, and a general improvement in previously delinquent one-to-four family mortgages.

Loans ninety (90) days or more past due are primarily secured by one-to-four family residences and, for commercial loans, single and multi-family unit residential property and commercial business assets. During 2003, management anticipates the non-accrual loans will be sold or transferred to foreclosed real estate for their ultimate disposition.

Total Savings Bank non-performing assets, including discounted loans receivable, were $15.5 million or 6.7% of total assets compared to $22.3 million or 6.5% of total assets at December 31, 2002.

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

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002.

GENERAL

Net loss for the three months ended June 30, 2003 was $2.5 million or ($1.34) per diluted share as compared to net loss of $8.4 million or ($4.86) per diluted share for the corresponding period in 2002. The $5.9 million decrease in net loss is largely attributable to the $8.6 million provision for loan and lease losses and the $2.5 million valuation allowance on the investment in limited partnership related to the partnership's investment in PMSRs, which were recorded during the three months ended June 30, 2002. The elimination of these first quarter 2002 losses during 2003 was offset by a 130 basis point decrease in the net interest spread to 0.65% for the three months ended June 30, 2003 as compared to 1.95% for the same 2002 period. These changes are discussed in more detail below. In addition, the Company did not record a tax benefit for the three months ended June 30, 2003. Management's analysis of second quarter tax benefits and its deferred tax asset are discussed in the preceding Financial Condition section.

Net loss for the six months ended June 30, 2003 was $4.7 million or ($2.59) per diluted share as compared to net loss of $8.9 million or ($5.21) per diluted share for the corresponding period in 2002. The $4.2 million decrease in net loss is largely attributable to the provision for loan and lease losses and the investment in limited partnership valuation allowance recorded during the first half of 2002, as discussed above. The elimination of these first quarter 2002 losses during 2003 was offset by an 88 basis point decrease in the net interest spread to 0.91% as compared to 1.79% for the same 2002 period. These changes are discussed in more detail below. In addition, the Company did not record a tax benefit for the three months ended June 30, 2003. Management's analysis of second quarter tax benefits and its deferred tax asset are discussed in the preceding Financial Condition section.

The average outstanding shares increased by 120,900 shares for the three months ended June 30, 2003 and 85,600 shares for the six months ended June 30, 2003, as compared to shares for the same period last year. The increase in average shares is primarily the result of 122,134 shares of common stock ($467,063) related to the exercise of stock options during the first half of 2003, offset by 27,332 shares cancelled and treated as treasury stock shares during second quarter 2003, as a result of the Company terminating its Management Recognition Plan ("MRP").

INTEREST INCOME

Interest income for the three months ended June 30, 2003 totaled $2.3 million, as compared to $7.3 million for the comparable 2002 period. The $5 million decrease was partly the result of a 176 basis point decrease in the tax equivalent yield on earning assets to 4.78% from 6.54%. Earning asset yields have declined as a result of re-pricing Prime rate based loans with each change in the Prime lending rate, which also impacts yields on securities available-for-sale and interest earning deposits, as well as a result of the Company's affirmative actions to reduce the amount of assets of the Savings Bank and Bancorp. Average interest earning assets for second quarter 2003 totaled $205.2 million, as compared to $459.3 million for the comparable 2002 period, which is a $254.1 million decline. In addition, during second quarter 2003, the Savings Bank charged-off approximately $315,000 of its capitalized net deferred loan fee balance, which resulted in a corresponding reduction in loan interest income. The average yield on earning assets was 4.81% at the Savings Bank and (2.10%) at the Bancorp, with a consolidated Company average yield of 4.78% for the three months ended June 30, 2003.

Interest income for the six months ended June 30, 2003 totaled $5.6 million, as compared to $15.2 million for the comparable 2002 period. The $9.6 million decrease was partly the result of a 158 basis point decrease in the tax equivalent yield on earning assets to 4.86% from 6.44%. Earning asset yields have declined as a result of changes in the Prime lending rate, as discussed above, as well as a result of the Company's affirmative actions to reduce the amount of assets of the Savings Bank and Bancorp. Average interest earning assets for the first half of 2003 totaled $240.3 million as compared to $483.0 million for the comparable 2002 period, which is a $242.7 million decline. In addition, during second quarter 2003, the Savings Bank charged-off approximately $315,000 of its capitalized net deferred loan fee balance, which resulted in a corresponding reduction in loan interest income. Last, the increase in nonperforming assets as a percentage of total assets during the first half of 2003 as compared to the first half of 2002 also had a negative impact on interest income. The average yield on earning assets was 4.84% at the Savings Bank and 8.82% at the Bancorp, with a consolidated Company average yield of 4.86% for the six months ended June 30, 2003.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2003 totaled $2.3 million as compared to $5.5 million for the comparable 2002 period. The $3.2 million decrease was partly the result of a 45 basis point decline in the average cost of interest-bearing liabilities to 4.13% for the three months ended June 30, 2003 as compared to 4.58% for the same period last year. In addition, consistent with the Company's affirmative actions to reduce the amount of assets of the Savings Bank and Bancorp, average interest-bearing liabilities for second quarter 2003 totaled $223.9 million, as compared to $477.2 million for the comparable 2002 period, which is a $253.3 million decline. The average cost of interest bearing liabilities was 3.26% at the Savings Bank and 14.31% at the Bancorp, with a consolidated Company average cost of 4.13% for the three months ended June 30, 2003.

Interest expense for the six months ended June 30, 2003, totaled $5.1 million as compared to $11.4 million for the comparable 2002 period. The $6.3 million decrease was partly the result of a 70 basis point decline in the average cost of interest-bearing liabilities to 3.95% for the six months ended June 30, 2003 as compared to 4.65% for the same period last year. In addition, consistent with the Company's affirmative actions to reduce the amount of assets of the Savings Bank and Bancorp, average interest-bearing liabilities for the first half of 2003 totaled $257.0, as compared to $491.9 million for the comparable 2002 period, which is a $234.9 million decline. The average cost of interest-bearing liabilities was 3.25% at the Savings Bank and 12.65% at the Bancorp, with a consolidated Company average cost of 3.95% for the six months ended June 30, 2003.

Interest-bearing liabilities include $17.2 million of 11.0% junior subordinated debt, which the Bancorp issued in November, 1998. Interest-bearing liabilities also include $3.0 million of subordinated debentures issued by the Savings Bank in November 2001 with an annualized cost of 5.57% for the six months ended June 30, 2003.

NET INTEREST INCOME (LOSS)

Net interest income (loss) for the three months ended June 30, 2003 totaled $(3,000) as compared to $1.8 million for the comparable 2002 period. The $1.8 million decrease was due to a decrease in average balances during 2003 as compared to 2002, as discussed above, and a 130 basis point decrease in the net interest spread to 0.65% for the three months ended June 30, 2003 as compared to 1.95% for the same 2002 period. In addition, during second quarter 2003, the Savings Bank charged-off approximately $315,000 of its capitalized net deferred loan fee balance, which resulted in a corresponding reduction in loan interest income. The net interest spread was 1.55% at the Savings Bank and (16.40%) at the Bancorp, with a consolidated Company net interest spread of 0.65% for the three months ended June 30, 2003.

Net interest income (loss) for the six months ended June 30, 2003 totaled $500,000 as compared to $3.7 million for the comparable 2002 period. The $3.2 million decrease was due to a decrease in average balances during 2003 as compared to 2002, as discussed above, and a 88 basis point decrease in the net interest spread to 0.91% as compared to 1.79% for the same 2002 period. The net interest spread has decreased as earning asset yields have declined with each change in the Prime lending rate, as well as the Company's affirmative actions to reduce its total assets, as discussed in more detail above. In addition, the increase in nonperforming assets as a percentage of total assets during the first half of 2003 as compared to the first half of 2002 had a negative impact on net interest spread. During second quarter 2003, the Savings Bank also charged-off approximately $315,000 of its capitalized net deferred loan fee balance, which resulted in a corresponding reduction in loan interest income. The net interest spread was 1.58% at the Savings Bank and (3.83)% at the Bancorp, with a consolidated Company net interest spread of 0.91% for the six months ended June 30, 2003.

PROVISION FOR LOAN AND LEASE LOSSES

The Company did not record a provision for loan and lease losses during the three and six months ended June 30, 2003 as compared to $8.6 million in each of the comparable periods in 2002. As discussed in the Company's 2002 Annual Report to Shareholders, subsequent to March 31, 2002 the Company recorded a provision for loan and lease losses of $9.8 million and net charge-offs of $8.6 million during 2002. As disclosed previously in the Asset Quality section, the Company's ALLL at June 30, 2003 was $2.6 million or 22.0% of nonperforming loans. Based on the level of ALLL as compared to nonperforming loans, the Company did not deem any provision for loan and lease losses necessary during the first two quarters of 2003.

NON-INTEREST INCOME

Total non-interest income (expense) increased $3.9 million to $1.3 million of income for the three months ended June 30, 2003, as compared to a loss of $2.6 million for the three months ended June 30, 2002. The increase was primarily the result of: 1) recording a $2.5 million valuation allowance during the second quarter of 2002, as opposed to a $300,000 valuation allowance during the second quarter of 2003, taken against the Company's interest in the limited partnership and resulting from the declines in interest rates during these periods and the adverse effect of increased loan prepayment speeds on the value of PMSRs; 2) recording a $1.04 million gain on sale of the Dolton branch operations during second quarter 2003; and 3) a $520,000 decline in trading account profits during second quarter 2003, as compared to the same period in 2002, due to the elimination of trading account activities.

Total non-interest income (expense) increased $3.9 million to $1.2 million of income for the six months ended June 30, 2003, as compared to a loss of $2.7 million for the six months ended June 30, 2002. The increase was primarily the result of: 1) recording a $2.5 million valuation allowance during the first half of 2002, as opposed to a $300,000 valuation allowance during the first half of 2003, taken against the Company's interest in the limited partnership, as discussed above; 2) recording $1.45 million of gains on sales of the Madison and Dolton branch operations; 3) recording a $225,000 gain on sale of an investment by the Savings Bank subsidiary; 4) a $342,000 decrease in loss on the sale of available-for-sale securities during the first half of 2003, as compared to the same period in 2002; and 6) a $202,000 increase in gains on loans held for sale during the first half of 2003, as compared to the same period in 2002. These changes were offset by a $67,000 decrease in loan servicing income due to the Company's reduction in loans receivable, a $159,000 increase in loss on the sale of foreclosed real estate, and a $153,000 decrease in other fees and service charges due to the Company's reduction in loans and deposits, all occurring during the first half of 2003, as compared to the first half of 2002.

NON-INTEREST EXPENSE

Non-interest expense decreased by $568,000 to $3.8 million or 6.10% of average assets for the three months ended June 30, 2003 from $4.3 million or 3.35% of average assets for the same period last year. The decrease in operating expenses was primarily the result of targeted expense reductions commensurate with the Savings Bank's business plan, as discussed in the Business Plan section above, including sale of the Savings Bank's Madison and Dolton branch locations, consolidation of the Company corporate offices, and other resulting reductions associated with the Company's $225.4 million reduction in total assets to $231.7 million as of June 30, 2003, as compared to $457.1 million as of June 30, 2002. Consistent with the Savings Bank's business plan, throughout the remainder of 2003, the Company will continue to focus on targeted reductions in general and administrative expenses, with focus on, but not limited to, reductions in general insurance premiums, federal deposit insurance premiums, data processing fees, legal fees resulting from the agreed upon enforcement actions discussed in the preceding Regulatory Compliance section, and other professional fees. In addition, second quarter non-interest expense included approximately $365,000 of expense associated with a one-time write-off of capitalized conversion costs, which resulted from removal of ATMs from the locations of a bankrupt retailer. These ATMs are currently maintained in a secure storage facility and the Savings Bank, along with its ATM network deployment partner, is in the process of redeploying these ATMs to other locations. Second quarter non-interest expense also included approximately $90,000 of expense associated with an Internet banking software platform conversion at the Savings Bank during June 2003.

Non-interest expense decreased by $390,000 to $7.2 million or 5.08% of average assets for the six months ended June 30, 2003 from $7.6 million or 2.88% of average assets for the same period last year. The decrease in operating expenses was primarily the result of targeted expense reductions commensurate with the Savings Bank's business plan, offset by second quarter one-time expenses associated with the Savings Bank's ATM network and Internet banking software platform, as discussed immediately above.

INCOME TAX EXPENSE

The Company did not record a tax benefit for the three months ended June 30, 2003, as compared to a tax benefit of $5.3 million for the same period last year. During second quarter 2003, the Company discontinued recognizing tax benefits. Management's analysis of second quarter tax benefits and its deferred tax asset are discussed in the preceding Financial Condition section.

The Company recorded a tax benefit of $797,000 for the six months ended June 30, 2003, as compared to a tax benefit of $6.2 million for the same period last year. The 2003 benefit is based on a tax rate of approximately 39% calculated on the pre-tax loss of $3 million for the three months ended March 31, 2003, plus tax benefits derived from tax-exempt municipal securities and tax-exempt charter school loans, plus utilization of affordable housing tax credits. In addition, the Company's tax benefit, as well as its deferred tax asset, was reduced by approximately $520,000 related to the lease assumption and purchase of available-for-sale security transactions between the Company and its two principal shareholders as previously discussed. During second quarter 2003, the Company discontinued recognizing tax benefits. Management's analysis of second quarter tax benefits and its deferred tax asset are discussed in the preceding Financial Condition section.

ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and Statement 150,

"Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities", both of which generally become effective in the quarter beginning July 1, 2003. The Company is evaluating the impact of these new accounting standards on its consolidated financial statements.

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Savings Bank's change in NPV in the event of hypothetical changes in interest rates, as well as interest rate sensitivity gap analysis, which monitors the repricing characteristics of the Savings Bank's interest-earning assets and interest-bearing liabilities. The Board of Directors has established limits to changes in NPV and net interest income across a range of hypothetical interest rate changes. If estimated changes to NPV and net interest income are not within these limits, the Board may direct management to adjust its asset/liability mix to bring its interest rate risk within established limits.

In an effort to reduce its interest rate risk, the Savings Bank has focused on strategies limiting the average maturity of its assets by emphasizing the origination of adjustable-rate mortgage loans. The Savings Bank, from time to time, also invests in long-term, fixed-rate mortgages provided it is compensated with an acceptable spread. None of these strategies are prohibited or otherwise restricted by the Savings Bank agreed upon enforcement action discussed previously.

Interest rate sensitivity analysis is used to measure the Savings Bank's interest rate risk by calculating the estimated change in the NPV of its cash flows from interest sensitive assets and liabilities, as well as certain off-balance-sheet items, in the event of a series of sudden and sustained changes in interest rates ranging from 100 to 300 basis points. Management assumes that a 200 basis point movement up or down is considered reasonable and plausible for purposes of managing its interest-rate risk on a day-to-day basis. NPV is the market value of portfolio equity and is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance-sheet items. The following table presents the Saving Bank's projected change in NPV for the various rate shocks as of March 31, 2003 which is the most recent available.


                                              Estimated Increase
                                              (Decrease) in NPV
       Change in             Estimated       -------------------
     Interest Rate              NPV           Amount     Percent
     -------------           ---------       --------    -------
                                    (Dollars in thousands)
300 basis point rise         $   33,186       $  1,951       6%
200 basis point rise             32,697          1,462       5
100 basis point rise             31,865            630       2
Base scenario                    31,235              -       -
100 basis point decline          30,544           (691)     (2)


Due to the level of interest rates at March 31, 2003, the Company is not able to model an additional 200 or 300 basis point decrease in rates.

The NPV is calculated by the Savings Bank using guidelines established by the OTS related to interest rates, loan prepayment rates, deposit decay rates, and market values of certain assets under the various interest rate scenarios. These assumptions should not be relied upon as indicative of actual results due to the inherent shortcomings of the NPV analysis. These shortcomings include: (i) the possibility that actual market conditions could vary from the assumptions used in the computation of NPV; (ii) certain assets, including adjustable-rate loans, have features which affect the potential repricing of such instruments, which may vary from the assumptions used; and (iii) the likelihood that as interest rates are changing, the Investment Committee would likely be changing strategies to limit the indicated changes in NPV as part of its management process. In addition, as the Company executes its business plan to reduce assets and liabilities and restructure its balance sheet, the Company could experience significant changes in NPV at various points in time during 2003 and the Investment Committee would likely be changing strategies to address these changes.

The Savings Bank does not use derivative instruments to control interest rate risk. In addition, interest rate risk is the most significant market risk affecting the Savings Bank. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities and operations.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Principal Accounting and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Principal Accounting and Financial Officer have concluded that the Company's disclosure controls and procedures are effective for timely alerting of material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could have a significant adverse effect on these controls subsequent to the date the Company carried out its evaluation.

Management's responsibility related to establishing and maintaining effective disclosure controls and procedures includes maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting policies generally accepted in the United States of America and produce reports submitted under the Exchange Act which are in accordance with the SEC's rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Bancorp and the Savings Bank are not engaged in any legal proceedings of a material nature at the present time.

ITEM 2. CHANGES IN SECURITIES

On June 26, 2003, the Board of Directors of the Bancorp authorized the issuance of up to 10,000 shares of Series B 8.0% Perpetual Preferred Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a par and face value of $1,000. After March 31, 2003, the holders of record of the Series B Stock on the dates specified below shall be entitled to receive, as and when declared by the Board of Directors and out of assets of the Bancorp which are by law available for payment of dividends, cumulative preferential cash dividends, at the rate of $80.00 per share per annum, payable quarterly on the first day of July, October, January and April in each year. Dividends on the Series B Stock shall be cumulative, whether or not in any dividend period or periods after March 31, 2003 there shall be surplus or net profits of the Company legally available for the payment of such dividends. Dividends on the Series B Stock shall be junior and subordinate to the payment of the Bancorp's obligations for dividends or payments under the Company's 11% Junior Subordinate Deferrable Interest Debentures but pari pasu with the payment of dividends under the Company's Series A 8.0% Perpetual Convertible Preferred Stock. After March 31, 2004, the Bancorp, at the option of the Board of Directors, may at any time or from time to time redeem the whole or any part of the Series B Stock by paying therefore in cash $1,000 per share plus an amount equal to all dividends thereon declared but unpaid on the date fixed for redemption (the "Redemption Price"). After July 31, 2005, the holder of the Series B Stock may elect to require that the Company repurchase the whole or any part of the Series B Stock by paying therefore in cash $1,000 per share plus an amount equal to all dividends thereon declared but unpaid on the date which tender of shares is to be made (the "Repurchase Price"). Until March 31, 2008, each holder of Series B Stock may at any time upon surrender of the certificates therefore, convert any or all of such holder's Series B Stock into fully paid and nonassessable shares of Common Stock of the Bancorp, at the rate of 166 shares of Common Stock for each share of Series B Stock so surrendered for conversion.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held May 28, 2003, with the following resolutions ratified and approved in all respects:

I.   Election of Directors:       The election of Arthur E. Byrnes for a three (3) year term

         For: 1,577,584 Votes               Withheld: 62,498 Votes

     Election of Directors:       The election of Frances M. Pitts for a three (3) year term

         For: 1,598,098 Votes               Withheld: 41,984 Votes


     In addition, the following directors continue in office:

     John G. Yedinak, Chairman, President and Chief Executive Officer of the
        Company, Vice Chairman and Chief Executive Officer of the Savings Bank

     Sergio Martinucci, Vice President of the Company and Chairman of the
        Savings Bank, Senior Vice President of Coldwell Banker Residential

     Donald G. Wittmer, President and owner of Wittmer Financial Services, Ltd. Dennis G. Carroll, Chief Executive Officer and owner of Carroll Brothers
        Real Estate Appraisals, Detective Chicago Police Department

II.  Ratification of Appointment of Crowe, Chizek and Company LLC as Independent
     Auditors:

              For: 1,635,578 Votes               Against:    4,500 Votes

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

        (3) The Certificate of Incorporation and By-Laws.

            3.1    Amended Certificate of Incorporation of Umbrella Bancorp,
                   Inc.*

            3.2    By-Laws of Umbrella Bancorp, Inc.*

            4.0    Stock Certificate of Umbrella Bancorp, Inc.*

            11.0 Statement Regarding Computation of Earnings Per Share (See Note J)

            31.0 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.0 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.   Reports of Form 8-K

Not applicable

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


                                          UMBRELLA BANCORP, INC.




Date:   August 14, 2003                   /s/ John G. Yedinak
     ------------------                   --------------------------------------
                                          John G. Yedinak, Chairman, President
                                          and Chief Executive Officer


Date:   August 14, 2003                   /s/ Colleen A. Kitch
     ------------------                   --------------------------------------
                                          Colleen A. Kitch Principal Accounting
                                          and Financial Officer